Form 10-K
period 2021-12-31
Achari Ventures Holdings Corp. I
filed 2022-03-29
CIK 1844507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________
Commission file number:
001-40906

Achari Ventures Holdings Corp. I
(Exact name of registrant as specified in its charter)

Delaware	86-1671207
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

60 Walnut Avenue, Suite 400 Clark, NJ	07066
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (732)
340-0700
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Units, each consisting of one share of Common Stock and one Warrant to acquire three-quarters of one share of Common Stock	THE NASDAQ STOCK MARKET LLC
Common Stock, par value $0.0001 per share	THE NASDAQ STOCK MARKET LLC
Warrants	THE NASDAQ STOCK MARKET LLC
Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation
S-K
(§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K
or any amendment to this
Form 10-K.  ☐
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2
of the Exchange Act).    Yes  ☒    No  ☐
The registrant was not a public company at June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, and therefore it cannot calculate the aggregate market value of its voting and non-voting
common equity held by
non-affiliates
at such date. The registrant’s units began trading on the Nasdaq Global Market (“Nasdaq”) on October 15, 2021 and the registrant’s common stock and warrants began separate trading on Nasdaq on November 17, 2021. The aggregate market value of the registrant’s common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, at December 31, 2021, computed by reference to the closing price of the units reported on Nasdaq on such date, was
$98,700,000.
As of March
25
, 2022, there were 12,500,000

shares of common stock, par value $0.0001 per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

Achari Ventures Holdings Corp. I
Annual Report on
Form 10-K
for the Year Ended December 31, 2021

i

FORWARD LOOKING STATEMENTS AND RISK FACTOR SUMMARY
This Annual Report on
Form 10-K
contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.
The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties may include, but are not limited to, for example, the following risks, uncertainties and other factors:

•	our being a company with no operating history or revenue;

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial business combination;

•	our expectations around the performance of a prospective target business or businesses;

•	pool of prospective target businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•
our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•	our ability to consummate an initial business combination due to the continued uncertainty resulting from the COVID-19 pandemic;

•	the ability of our officers and directors to generate a number of potential business combination opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account;

•	the trust account not being subject to claims of third parties;

•	our financial performance following this offering;

•	risks and uncertainties relating to the cannabis industry; or

•	the other risks and uncertainties discussed in “Risk Factors” and elsewhere in this Annual Report on Form 10-K.
Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws and/or if and when management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.

SUMMARY OF RISK FACTORS
An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the below section titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

•	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

•
The coronavirus
(“COVID-19”)
pandemic and the impact on businesses and debt and equity markets could have a material adverse effect on our search for a business combination, and any target business with which we ultimately consummate a business combination.

•
Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

•
A stockholder’s only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of their right to redeem their shares from us for cash, unless we seek stockholder approval of the initial business combination.

•
Since our Sponsor (as defined below), officers, and directors, will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares acquired during or after the IPO (as defined below)), and since our Sponsor, officers, and directors that have an interests in founder shares may profit substantially even under circumstances where our public stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination. In addition, since our Sponsor paid only approximately $0.009 per share for the founder shares, certain of our officers and directors could potentially make a substantial profit even if we acquire a target business that subsequently declines in value.

•
Our officers, directors and advisors or their affiliates have pre-existing
fiduciary and contractual obligations and may in the future become affiliated with other entities engaged in business activities similar to those intended to be conducted by us. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•
The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into an initial business combination with a target.

•
If we seek stockholder approval of our initial business combination, our Sponsor, directors, officers, advisors and their affiliates may elect to purchase shares or warrants from public stockholders, which may influence a vote on a proposed initial business combination and reduce the public “float” of our public shares.

•
The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

•
The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating an initial business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

•
Stockholders do not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate their investment, therefore, a stockholder may be forced to sell their public shares or warrants, potentially at a loss.

•	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

•	Stockholders are not entitled to protections normally afforded to investors of many other blank check companies.

•
If the net proceeds of the IPO and the sale of the Private Placement Warrants (as defined below) not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our Sponsor or management team to fund our search for an initial business combination, to pay our taxes and to complete our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination.

•
Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.15 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

•	Any potential growth in the cannabis industry continues to be subject to new and changing state and local laws and regulations.

•	The development and operation of businesses in the cannabis industry may require additional financing, which may not be available on favorable terms, if at all.

v

PART I

ITEM 1.	BUSINESS
Introduction
Achari Ventures Holdings Corp. I (“the Company”) is a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to as our initial business combination. While we may pursue an initial business combination with any business in any industry, commercial sector or location, our initial focus is on identifying acquisition opportunities in the cannabis industry. Notwithstanding the foregoing, we will not invest in or consummate a business combination with a target business that we determine has been operating in violation of U.S. federal laws, including the Controlled Substances Act.
The Company is not limited to a particular industry or geographic region for purposes of consummating a business combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
General
Achari Ventures, a venture capital fund, was founded by Vikas Desai in 2018, as an investment firm focused on the rapidly growing cannabis industry, is an affiliate of our Sponsor. Achari Ventures currently has an executive team and advisory board consisting of seasoned investment professionals, with experience and pedigree investing within all stages of the capital markets from seed to initial public offerings, or IPOs. In addition, Achari Ventures has a cannabis advisory network, consisting of entrepreneurs and CEOs with proven track records of successful operations in the highly regulated cannabis space. During the past three years, Achari Ventures has evaluated more than 1,500 companies related to the cannabis industry, built a vast network of business contacts, and invested in more than 15 companies. With this team and track record, Achari Ventures believes it is positioned to become a leading institutional-quality investment firm in this nascent, burgeoning and fragmented industry.
On October 19, 2021, the Company consummated its initial public offering (the “IPO”) of 10,000,000 units (the “Units”). Each Unit consisted of one share of common stock of the Company, par value $0.0001 per share (“Common Stock”), and one redeemable warrant of the Company (“Warrant”), with each whole Warrant entitling the holder thereof to purchase three quarters of one share of Common Stock for $11.50 per share, provided however that Warrants may be exercised only for a whole number of shares of Common Stock. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $100,000,000.
Simultaneously with the closing of the IPO, pursuant to the Sponsor Private Placement Warrants Purchase Agreement, the Company completed the private sale of an aggregate of 7,133,333 warrants (the “Private Placement Warrants”) to Achari Sponsor Holdings I LLC (“Sponsor”) at a purchase price of $0.75 per Private Placement Warrant, generating gross proceeds to the Company of $5,350,000. The Private Placement Warrants are identical to the Warrants included in the Units sold as part of the Units in the IPO, except as otherwise disclosed in the Company’s Registration Statement on Form
S-1
relating to the IPO (the “Registration Statement”). No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.
A total of $101,500,000, comprised of a portion of the proceeds from the IPO after offering expenses and the proceeds of the sale of the Private Placement Warrants, was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee. Except with respect to interest earned on the funds held in the trust account that may be released to the Company to pay its taxes (less up to $100,000 interest to pay dissolution expenses), the funds held in the trust account will not be released from the trust account until the earliest of (i) the completion of the Company’s initial business combination, (ii) the redemption of any of the Company’s public shares properly submitted in connection with a stockholder vote to amend the Company’s second amended and restated certificate of incorporation (a) to modify the substance or timing of its obligation to redeem 100% of the Company’s public shares if it does not complete its initial business combination within 15 months (or 18 months, if extended upon request by our Sponsor and through resolution of our board of directors, as described in the Registration Statement) from the October 19, 2021 closing of the IPO or (b) with respect to any other provision relating to stockholders’ rights or pre-initial business
combination activity and (iii) the redemption of the Company’s public shares if it is unable to complete its initial business combination within 15 months (or 18 months, if extended upon request by our Sponsor and through resolution of our board of directors, as described in the Registration Statement) from the October 19, 2021 closing of the IPO, subject to applicable law. The funds placed in the trust account are being invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule
2a-7
of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a business combination and (ii) the distribution of the trust account, as described below

Our units began trading on October 15, 2021 on The Nasdaq Global Market, or “Nasdaq”, under the symbol “AVHIU”. The public shares began trading on Nasdaq on November 17, 2021 under the symbol “AVHI” while the warrants began trading on Nasdaq on November 17, 2021 under the symbol “AVHIW.”
Our Management Team
Our officers and directors are as follows:

Name	Age	Position
Vikas Desai	30	Chief Executive Officer and Chairman of the Board
Merrick Friedman	33	Chief Investment Officer, Corporate Secretary and Director
Mitchell Hara	57	Chief Operating Officer and Chief Financial Officer
Seth Farbman	55	Director
Kevin K. Albert	69	Director
Harry DeMott	55	Director
Mark A. Pelson	60	Director
Timothy J. Seymour	55	Director
Vikas Desai
has been a member on our board of directors and the Chief Executive Officer since January 2021. In early 2018, he founded Welcan Capital, a predecessor of Achari Ventures, a venture capital firm focused in the cannabis industry. Achari Ventures invests in high-impact, foundational companies across early-stage plant touching and ancillary businesses and currently has a portfolio of 24 companies within the platform. Mr. Desai has been employed by Welcan Strategic Opportunities Fund, which is part of the Achari Ventures platform, since 2018, and in late 2021, he began employment with Achari Ventures Fund I LP, also part of the Achari Ventures platform. Prior to Welcan, Mr. Desai was a private equity investor at Oaktree Capital Management, a $100 billion alternative asset manager, from June 2015 to June 2017, where he completed over $2 billion in transactions. Mr. Desai began his career at Morgan Stanley in the Investment Banking division from July 2013 to June 2015, focusing on real estate mergers and acquisitions and capital markets, where he completed approximately 15 deals representing approximately $15 billion in transaction value. He graduated with a Bachelor of Science in Finance & Environmental Studies from the Stern School of Business at New York University.
Merrick Friedman
has served as our Chief Investment Officer and Corporate Secretary since February 2021, and has served as a member of our board of directors since October 2021. Mr. Friedman joined Welcan Capital (now Achari Ventures) in June 2019. Mr. Friedman has been employed by Welcan Strategic Opportunities Fund, which is part of the Achari Ventures platform, since 2019, and in late 2021, he began employment with Achari Ventures Fund I LP, also part of the Achari Ventures platform. Prior to joining Welcan Capital, Mr. Friedman spent over four years at Long Pond Capital, from January 2015 to early 2019, an approximately $3 billion long / short equity hedge fund focused on fundamental and value-oriented investing. Before joining Long Pond, from 2013 to 2014 Mr. Friedman was at The Raine Group, or Raine, a global merchant bank. At Raine, he was responsible for providing mergers and acquisitions advisory services and evaluating growth equity investments in the media, entertainment and telecommunications industries. While at Raine, Mr. Friedman completed over $30 billion in transaction value. Mr. Friedman began his career in 2012 at Deutsche Bank in the Natural Resources Investment Banking group. He graduated magna cum laude with a Bachelor of Science in Economics from the Wharton School at the University of Pennsylvania.

Mitchell Hara
has served as our Chief Operating Officer and Chief Financial Officer since February 2021. Mr. Hara is an accomplished corporate executive, investment banker and investor with over 30 years of experience operating in dynamic and disruptive environments in the cannabis, consumer products and retail industries. Throughout his career, he has originated, structured and negotiated over $60 billion in mergers, acquisitions, divestitures, restructurings, leveraged buyouts and structured debt and equity financings, and has helped create over $1.2 billion in shareholder value in executive roles in public and private companies. Since 2018, Mr. Hara has served as an independent consultant to companies in the cannabis industry. From March 2019 to March 2021, Mr. Hara served as Senior Advisor at Hand In Hand Soap, or HIHS, a high-growth, ESG-centric personal care brand with a dedicated mission of sustainability and give-back, where he also served as Interim Chief Executive Officer from September 2020 to December 2020. From 2019 to 2020, after he had served as a consultant for Clever Leaves International, Inc. (formerly known as Northern Swan Holdings) (NASDAQ: CLVR) for 5 months, Mr. Hara was Head of Mergers & Acquisitions and Business Development at the same company, believed to be one of the largest licensed cannabis cultivators and extractors, by capacity, on a global scale, where he was responsible for all of the company’s investments, acquisitions and business development efforts. Together with his other consulting endeavors, Mr. Hara has over 3 years of cannabis industry experience. From 2016 to 2018, Mr. Hara was Chief Executive Officer of Beekman 1802, a high-growth, premium branded consumer products company, where he originated and executed the acquisition of its largest licensee, creating immense stockholder value. From 2011 to 2015, Mr. Hara was SVP of Corporate Strategy/Mergers and Acquisitions at HSN, Inc., then a publicly traded company, and now part of Qurate Retail Group (NASDAQ: QRTEA). At HSN, Inc. Mr. Hara launched its VC Incubator, optimized its catalog portfolio via mergers and acquisitions, and initiated and implemented its dividend and share buyback programs, creating substantial stockholder value. Prior to his operating career, Mr. Hara was a Managing Director in the Mergers & Acquisitions and Restructuring Group at Peter J. Solomon Company, from 2007 through 2010, and an Associate Director from 1996 to 1999. From 2004 to 2007, Mr. Hara was Head of Specialty Retail Investment Banking at Citigroup. From 2003 to 2004, he was a Senior Member at Hill Street Capital. From 1999 through 2001, Mr. Hara was a Director in the Retail Investment Banking Group at Merrill Lynch & Co., Inc. From 1993 through 1996, he was an Associate in the Consumer M&A Group at Wasserstein Perella & Co., Inc. Mr. Hara began his career as a Financial Analyst at Citicorp Investment Bank in Leveraged Finance and Syndication from 1986 through 1989, and was seconded to Citicorp International, KK, in Tokyo, to build the Private Placement & Loan Syndication desk from 1989 to 1991.
He currently serves on the advisory boards at Grand Slam Partners, GreenWave Advisors, Kirsh Helmets and IBP Institute, and is a mentor at HBS Start Up Partners and a member of HBS Alumni Angels of Greater New York. Mr. Hara has an MBA from Harvard Business School and a BS in Finance from Syracuse University.
Seth Farbman
has served as a member of our board of directors since October 2021. Mr. Farbman is an Executive Fellow at Yale University, primarily within the School of Management. In addition to lecturing, he provides real-world insights on business, marketing and technology to students, faculty and administration. He joined the university in November 2018, before retiring from Spotify in January 2019, where he served as Chief Marketing Officer from March 2015. During his four year tenure, Spotify grew to over 250 million customers in 65 countries, becoming the world’s largest music streaming service and one of the 100 most valuable global brands. Mr. Farbman managed Spotify’s B2C and B2B marketing teams, as well as public relations, customer support, brand, creative and design, marketing sciences and analytical teams. In 2018, Mr. Farbman helped Spotify accomplish one of the most successful public offerings in years. In June 2018, Mr. Farbman was named World’s Most Innovative CMO by Business Insider, and, for the eighth year in a row, ranked on of Forbes’ Most Influential CMO’s. He was also recognized among the 50 most creative people in the world by Creativity. While at Spotify, Mr. Farbman built a best-in-class
marketing and communications team that has been recognized for its unique combination of deep data and world-class creativity, which led to the internal creative team being named Advertising Age’s 2018 Agency of the Year. At the Cannes Lions International Festival for Creativity, Spotify was awarded 11 Lions and named the 2018 Brand of the Year. Prior to joining Spotify, Mr. Farbman was the Chief Marketing Officer of Gap, then the world’s largest specialty apparel company. In his five years at Gap, he drove a turnaround that returned the company to growth for the first time in a decade and increased the company’s share price almost three-fold. He helped achieve the results by reshaping the entire global marketing function and shifting the product and marketing development to a new, younger segment of customers. He also oversaw the expansion of the Gap brand into new markets, such as China and South Africa. Before Gap, Mr. Farbman was the
co-founder
and President of OgilvyEarth, one of the first sustainability-focused marketing consultancy and party of the WPP/Ogilvy agency network. Recognizing the new opportunity in the sustainability movement, Mr. Farbman worked with global companies, such as DuPont, GE, Unilever, IBM, Coca-Cola and Siemens to help guide their product development roadmaps and marketing strategies to address customer demand for more environmentally and socially responsible products and services. Additionally, at the request of the United Nations Secretary-General Ban
Ki-moon,
he created the largest-ever pro bono consumer campaign to raise support for the U.N. effort to secure a multi-lateral environmental agreement between its member countries. Mr. Farbman began his marketing career at two mobile communications startups that merged with carriers Verizon Wireless and AT&T Wireless. He led national marketing and communications teams during the most rapid expansion of the mobile industry. Mr. Farbman is a trained journalist, working primarily for ABC and NBC television stations in the six years immediately after graduate school. Mr. Farbman currently services as a member of the board of directors of Snagajob and Dashlane, and also served as the interim Chief Executive Officer from September 2020 to February 2021. He is senior advisor to several high growth companies, including Peloton, Grubhub, Perfect Day Foods, Sunwink, Noom and The New York Times. He has an M.S. in Journalism from the S.I. Newhouse School of Communications at Syracuse University.

Kevin K. Albert
has served as a member of our board of directors since October 2021. Mr. Albert is a retired investment banker. He is currently managing a portfolio of private investments, the majority of which are in the legal cannabis industry. He serves on the boards of directors of Harborside Inc. (CSE:HBOR) since October 2020, and Octavius Group Holdings Inc., (doing business as “Flow Kana”) January 2020, a private company in the cannabis industry. He also serves as the Chairman of the board of Osiris Ventures, Inc. dba, NorCal Cannabis Company. Mr. Albert is also an independent director on the board of Neighborhood Holdings, Inc. a private real estate management company which enables renters to build financial equity in their homes and neighborhoods. From 2010 until his retirement in December 2019, Mr. Albert was a Senior Partner of Pantheon Ventures LLC and a member of its six-person
Partnership Board. For most of his tenure at Pantheon, Mr. Albert was responsible for the firm’s global business development, including all product marketing and business development activities. During this time, Pantheon’s assets under management increased from approximately $25 billion to approximately $50 billion. Prior to joining Pantheon, he was a Managing Director and co-founder
of Elevation Partners, a private equity firm that made investments in market-leading consumer-tech businesses such as Facebook and Yelp. Prior to Elevation, Mr. Albert worked in the investment banking division of Merrill Lynch & Co. for 24 years where, for most of this time, he served as a Managing Director and the Global Head of the Private Placement Group managing the market leading private equity fund placement business. From 2006 until 2017, Mr. Albert served as an independent director on the board of Merrill Lynch Ventures, LLC (“Merrill”), a series of private equity partnerships offered to key Merrill Lynch employees. From 1999 to 2000, he also was responsible for the middle market mergers and acquisitions group at Merrill, advising on sell-side mergers and acquisitions, primarily for clients of the firm’s brokerage side. Beginning in 2010, Mr. Albert was an independent director, chairman of the audit committee and a member of the corporate governance and nominating committee of Dover Saddlery, Inc. the leading multichannel equestrian retailer in the United States prior to its purchase and take-private transaction by a private equity firm in 2015. Mr. Albert has a BA and an MBA from the University of California, Los Angeles where he continues to be involved as the Chair of the Board of Visitors of the Economics Department.
Harry DeMott
has served as a member of our board of directors since October 2021. Mr. DeMott is a seasoned investor, operator and board director. He is the founder and CEO of Temerity Media Inc. (d/b/a Proper), a cannabis data-business connecting customers, brands and retailers. He is the former CEO of Ticket Evolution, the ticket industry’s premier B2B exchange, a portfolio company of Raptor Ventures I LP (“Raptor”), where Mr. DeMott is General Partner. Through Raptor, Mr. DeMott sits on the board of directors of Security Point Media. Outside of Raptor, Mr. DeMott sits on the board of Workhouse Group Inc. (NASDAQ:WKHS), where he previously chaired the compensation committee where he remains a member, and serves on the nominating and governance committee. He is involved in a number of investment activities through Harmerle Investments and Chelsea Realty, two family owned and operated vehicles. Recently, Mr. DeMott was CEO of Australis Capital (NASDAQ:AUSA), a spinoff of Aurora, focused on U.S. cannabis. Starting out as a board director in April 2019, Mr. DeMott was later appointed to the CEO position until a new board of directors was elected in the 2020 annual general meeting. Through Harmerle Investments, he was an early investor in Columbia Care (NASDAQ:CCHWF) and he is also an investor in Evolvd Cannabis, Kinslips and Groundworks, the holding company for the Serra and Electric Lettuce chains of dispensaries in Oregon. Mr. DeMott has long been involved in music and entertainment investments with current investments in Hi.Fi, Violet Crown Cinemas, Urban Airship and Big Room. Prior to
co-founding
Raptor, Mr. DeMott was an analyst at Knighthead Capital and King Street Capital, two leading distressed debt funds based in New York City. During his tenure there, and his previously co-founded
hedge fund, Gothic Capital, Mr. DeMott led investments in a variety of venture capital deals such as Pandora, dMarc Broadcasting and Zing. Mr. DeMott started his career on Wall Street at Credit Lyonnais Global Partners, moving to First Boston (Credit Suisse) where he became an institutional investor ranked analyst in broadcasting. He was singled out by the Wall Street Journal as one of the leading stock pickers in his field, and while there helped raise funds for various companies in the radio, television, outdoor advertising and tower sectors. Mr. DeMott attended Trinity School before attending Princeton University where he graduated with an AB in Economics in 1988. He received an MBA in International Finance from NYU’s Stern School of Business in 1991.
Mark A. Pelson
has served as a member of our board of directors since October 2021. Mr. Pelson is a business manager, entrepreneur and investor with over 30 years of experience. Since 2009, Mr. Pelson is the General Partner of PCI, LLC, where he leads investments in information services and telecommunications. Prior to forming PCI, LLC, Mr. Pelson was a Managing Director at Providence Equity Partners (“Providence Equity”) which he joined in 1996. Providence Equity is a leading private equity firm specializing in growth-oriented investments in media, communications, education, software and services and has over 40 billion in assets under management. Mr. Pelson has served on the boards of over a dozen Providence Equity portfolio companies, including Consolidated Communications (NASDAQ:CNSL), American Cellular Corporation, Wireless One, Madison River Telephone Company, Language Line, Telcordia and Wired Inc. Mr. Pelson was responsible for many of Providence Equity’s investments in FCC wireless auctions, local, long haul and undersea fiber optic infrastructure providers, wireless data services, business services and wireless telephony. Prior to joining Providence Equity, Mr. Pelson co-founded
TeleCorp, Inc., a wireless telecommunications company in 1994 which bid in early FCC spectrum auctions. He previously served from 1989 to 1994 in various management positions with AT&T, including general manager of strategic planning and mergers and acquisitions. Mr. Pelson received a Juris Doctorate from Boston University and a Bachelor of Arts degree from Cornell University.

Timothy J. Seymour
has served as a member of our board of directors since October 2021. Mr. Seymour is the founder and Chief Investment Officer of Seymour Asset Management, a registered investment advisor for both asset and wealth management, since January 2014. He brings 25 years of investment experience as a portfolio manager, allocator, and capital markets professional across multiple asset classes. With a background in emerging market and new asset classes, Mr. Seymour was an early investor and participant in the cannabis sector dating back to 2016. He has established himself as a thought leader and industry insider, and has served on multiple advisory boards in the sector. Since July 2019, Mr. Seymour has served as the Portfolio Manager of Amplify Seymour Cannabis ETF (NYSE: CNBS), an actively managed strategy that provides thematic exposure in the high growth and evolving cannabis sector, and a Senior Advisor and member of the investment committee at JW Asset Management, a $1.8 billion firm specializing in cannabis hedge fund products in both public and private equity, since. Mr. Seymour was the Chief Investment Officer and co-founder
of Triogem Asset Management, or Triogem, where the firm’s flagship fund was a long short global equity strategy, from May 2008 to September 2013. Triogem’s investment approach was rooted in running a low volatility portfolio that managed top down risks while employing a rigorous research process to bottom up stock picking. Prior to Triogem, Mr. Seymour was co-founder
and Managing Partner at Red Star Asset Management, or Red Star, where the firm managed a multi-strategy fund investing across Russia and Eastern Europe, from February 2005 to July 2007. Before launching Red Star, from August 1998 to December 2004, he was a Partner and Managing Director at Troika Dialog, or Troika, which was later bought by Sberbank, a Russian state bank. At Troika, Mr. Seymour served various roles, including running the fixed income sales and trading group, launching the firm’s US broker/dealer group and over overseeing all U.S. capital markets activity. Mr. Seymour started his career in November 1996 at UBS Securities, LLC, or UBS, in New York, focusing on international macro, until he left in April 1998. Mr. Seymour received his MBA in International Finance from Fordham University, after which he completed UBS’ capital markets trading program, and his undergraduate degree from Georgetown University.
Number and Terms of Office of Officers and Directors
We have seven directors and our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Seth Farbman and Kevin K. Albert, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Harry DeMott, Mark A. Pelson and Timothy J. Seymour, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Vikas Desai and Merrick Friedman, will expire at the third annual meeting of stockholders.
Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chairman of the Board, Chief Executive Officer, Chief Financial Officer, President, Vice Presidents, Secretary, Treasurer, Assistant Secretaries and such other offices as may be determined by the board of directors.
Acquisition Strategy
Our acquisition plan is to leverage our management team’s networks of potential transaction sources where we believe a combination of our management team’s industry relationships, knowledge and experience could effect a positive transformation of existing businesses or assets. Over the course of their careers, the members of our management team and board of directors have developed a broad network of contacts and corporate relationships that we believe serve as a useful source of acquisition opportunities. We plan to leverage relationships with management teams of public and private companies, investment professionals at private equity firms and other financial sponsors, owners of private businesses, investment bankers, restructuring advisers, consultants, attorneys and accountants, which we believe should provide us with a number of business combination opportunities. Notwithstanding the foregoing, we will not invest in or consummate a business combination with a target business that we determine has been operating in violation of U.S. federal laws or that intends to operate in violation of such laws, including the Controlled Substances Act.

Investment Criteria
Consistent with our business strategy, we have identified the following general, non-exclusive
criteria and guidelines that we believe are important in evaluating prospective targets for our initial business combination. We are using these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target that does not meet one or more of these criteria and guidelines except that we will not enter into an initial business combination with a target that operates or plans to operate in violation of U.S. federal law, including the Controlled Substances Act. We expect to weigh potential upside from growth in the target business and an improved capital structure against any identified downside risks. We intend to focus on target businesses with the following characteristics:

•	Historical and expected growth tracking or exceeding the industry average (30% + CAGR);

•	At least $50 million of revenue with clear pathway to $200 million over five years;

•	Strong, proven management team with execution capability;

•	Track record of capital efficiency;

•	Fragmented vertical with clear opportunity for consolidation and mergers and acquisitions;

•	Accretive cash flow and margin profile with sizable organic revenue growth potential;

•	Alignment of long-term vision and willingness to retain equity; and

•	Clear pathway for transition towards mid- and large-cap designation.
These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general criteria and guidelines as well as other considerations, factors and criteria that our management may deem relevant. Our search is focused on mission critical, sleepier verticals and strong organic growth trajectories within the cannabis industry. These verticals will have clear fragmentation and an opportunity for the market leader to consolidate “mom and pop” using accretive public stock.
We initially identified (not exclusively) four vertical markets that fit the above criteria:
Equipment

•	Mission critical equipment to plant touching companies;

•	Extraction, agriculture, and post-processing machinery; and

•	Defensible profit margins due to competitive advantage and intellectual property, or IP.
Hardware

•	Ability to scale in a capital-efficient manner;

•	Substantial brand equity and preference over competition;

•	Novel intellectual property and IP moat;

•	Ancillary revenue stream via recurring revenue or tech-enabled offering; and

•	Mission critical hardware for business and consumers.
Technology

•	Focus on B2B and B2B2C business models;

•	E-commerce, delivery, marketplaces and seed-to-sale;

•	Clear market leader with outsized market share penetration; and

•	Demonstrated utility above competition and flywheel to continue growth.

Hydroponics

•	Farming equipment, precision agriculture and cultivation inputs;

•	Preference towards e-commerce vs. brick and mortar;

•	Clear market leader relative to competition;

•	Demonstrated ability to conduct mergers and acquisitions with strong future pipeline; and

•	Differentiation through brand.
Industry Opportunity
While we may pursue an initial business combination with any business in any industry, commercial sector or location, our initial focus is on identifying acquisition opportunities in the cannabis industry globally. The cannabis industry has experienced significant growth over the last several years. With full federal legalization in Canada and 36 states and Washington D.C. in the United States allowing for some type of legal use under state law, the cannabis industry is amongst the fastest growing industries in the world. We believe that the normalization of cannabis and its many uses—both therapeutic and recreational—is creating a rarely seen opportunity to invest in related businesses. At the same time, the cannabis industry is highly fragmented and subject to a complex regulatory framework, creating significant barriers to entry.
The transition of the cannabis and derivative products industries to a regulated and legal marketplace has been happening at a rapid pace over recent years. Many countries have or are contemplating some form of legalized use, including Canada and the United States. For example, on June 28, 2018, the Marijuana Freedom and Opportunity Act was introduced in the United States Senate, which would remove marijuana from the schedule of controlled substances under the Controlled Substances Act and decriminalize its use. We believe that this momentum will continue to accelerate worldwide, generating tremendous opportunity in the industry, with both broader legislative acceptance and an evolving regulatory environment. There have already been hundreds of businesses launched across various sub-sectors
of the cannabis industry, many of which are located in Canada or the United States. These businesses have raised billions of dollars from investors in public and private markets; including strategic investments from major multinational companies that are altering or broadening their core business focus. Many of these businesses have valuations more than a billion dollars. However, the cannabis industry is still in early innings. In order to succeed under the new legislative and regulatory frameworks, we believe that businesses will need strong management teams with deep operational expertise and financial acumen.
As this industry evolves from a nascent industry cycle, often with high levels of return, we believe that investors will become more discerning and will focus on business models that can scale profitably. Despite high profile recent investments, we believe the total amount of invested capital in the space is small relative to other major industry sectors of similar size. As the industry evolves and legislative and regulatory hurdles are addressed, we anticipate an institutionalization of capital investment, with reduced reliance on high-net-worth
individuals, family offices and select hedge funds. We believe that this will be demonstrated by new investors providing sources of liquidity that will resemble more mature markets, including increased breadth of financial instruments across the capital structure. As a result, we would expect the cost of capital to come down, allowing companies to grow more accretively.
We believe that the cannabis industry will continue to grow at a rapid pace in the coming years—with the potential to reach several hundred billion dollars of sales within the next ten years. Unlike other emerging industries, which have been driven by massive technological advances, cannabis has supported therapeutic treatments for thousands of years across a variety of cultures. The evolution of public perception is being sustained by consumers seeking cannabis-based treatments for a variety of health and wellness needs. We believe that there will be growth via the broader adoption of cannabis for non-recreational
use. Potential sources for additional growth include the disruption of a variety of health-related market segments including pain management, sleep, skin care and cosmetics and anxiety, as well as many other applications that are being explored.

Effecting a Business Combination
General
We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial business combination using cash from one or a combination of the following: the proceeds of the IPO and the private placement of the private warrants, proceeds from the sale of additional securities, the issuance of shares or other securities, or new debt, other than our search for a target business with which to effect an initial business combination. We may seek to consummate our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth (such as a company that has begun operations but is not yet at the stage of commercial manufacturing and sales), which would subject us to the numerous risks inherent in such companies and businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.
If our initial business combination is paid for using shares or debt securities, or not all of the funds released from the trust account are used for payment of the purchase price in connection with our business combination or used for redemptions of purchases of our common stock, we may apply the cash released to us from the trust account that is not applied to the purchase price for general corporate purposes, including for maintenance or expansion of operations of acquired businesses, the payment of principal or interest due on indebtedness incurred in consummating our initial business combination, to fund the purchase of other companies or for working capital.
Since the consummation of the IPO, we have focused on identifying, doing due diligence on and speaking to management of potential target companies in a variety of markets within our target sectors. Subject to the requirement that our initial business combination must be with one or more target businesses or assets having an aggregate fair market value of at least 80% of the value of the trust account (excluding any taxes payable) at the time of the agreement to enter into such initial business combination, we have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses.
We may seek to raise additional funds through a private offering of debt or equity securities in connection with the consummation of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. Subject to compliance with applicable securities laws, we would consummate such financing only simultaneously with the consummation of our business combination. In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law or Nasdaq, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.
Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors. We have also agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our Sponsor.

We anticipate structuring our initial business combination either (i) in such a way so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses, or (ii) in such a way so that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders, or for other reasons. However, we will only complete an initial business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of Nasdaq’s 80% fair market value test. If the initial business combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the transactions and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable.
We will have up to 15 months from the October 19, 2021 closing of our IPO to consummate an initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within such 15 month period, we may, by resolution of our board of directors if requested by our Sponsor, extend once the period of time we will have to consummate an initial business combination by an additional 3 months (for a total of 18 months from the October 19, 2021 closing of the IPO). Provided that, pursuant to the terms of our second amended and restated certificate of incorporation and the trust agreement entered into between us and Continental Stock Transfer & Trust Company on October 14, 2021, the only way to extend the time available for us to consummate our initial business combination in the absence of a definitive agreement is for our Sponsor or its affiliates or designees, upon 5 days’ advance notice prior to the applicable deadline, to deposit into the trust account $1,000,000 ($0.10 per share), or prior to the date of the applicable deadline. Our public stockholders will not be entitled to vote or redeem their shares in connection with such extension. In the event that our Sponsor elects to extend the time to complete a business combination and deposits the applicable amount of money into trust, the Sponsor would receive a non-interest
bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that we are unable to close a business combination, unless there are funds available outside the trust account to do so. Such non-interest
bearing, unsecured promissory note may be convertible into warrants, at a price of $0.75 per warrant at the option of our Sponsor. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. In the event that we receive notice from our Sponsor 5 days prior to the applicable deadline of its intent to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our Sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. To the extent that some, but not all, of our Sponsor’s affiliates or designees decide to extend the period of time to consummate our initial business combination within such time period, we will, as promptly as possible but not more than 10 business days thereafter, redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not previously released to us to pay our taxes (and up to $100,000 interest to pay dissolution expenses), and then seek to dissolve and liquidate. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public stockholders.
Sources of Target Businesses
We believe that there are several target businesses that could benefit from our partnership. In the United States, this would currently include non-plant
touching businesses operating in compliance with the Controlled Substances Act and other federal laws that support the functioning of cannabis activity but are not directly related to cultivation, manufacturing, processing, branding, transportation, distribution, storage or sale of cannabis and cannabis-based products. We may also consider companies pursuing an FDA track for pharmaceutical applications and treatments that entail compounds found in cannabis. There are also a number of qualifying cannabis-related licensed operators in industries outside of the United States. This includes companies currently operating in jurisdictions where cannabis has been decriminalized for recreational use, such as Canada, Colombia and Uruguay. Globally, more than 50 countries have legalized some form of medical cannabis. Over the 15 months (or 18 months, if extended as described herein) period following the closing of our IPO on October 19, 2021, we believe that legislative activity in certain jurisdictions will further broaden our opportunity set for eligible acquisitions.

Selection of a Target Business and Structuring of a Business Combination
Consistent with our business strategy, we have identified the following general, non-exclusive
criteria and guidelines that we believe are important in evaluating prospective targets for our initial business combination. We use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target that does not meet one or more of these criteria and guidelines except that we will not enter into an initial business combination with a target that operates or plans to operate in violation of U.S. federal law, including the Controlled Substances Act. We expect to weigh potential upside from growth in the target business and an improved capital structure against any identified downside risks. We are initially focusing on target businesses with the following characteristics:

•	Historical and expected growth tracking or exceeding the industry average (30% + CAGR);

•	At least $50 million of revenue with clear pathway to $200 million over five years;

•	Strong, proven management team with execution capability;

•	Track record of capital efficiency;

•	Fragmented vertical with clear opportunity for consolidation and mergers and acquisitions;

•	Accretive cash flow and margin profile with sizable organic revenue growth potential;

•	Alignment of long-term vision and willingness to retain equity; and

•	Clear pathway for transition towards mid- and large-cap designation.
These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general criteria and guidelines as well as other considerations, factors and criteria that our management may deem relevant. Our search will focus on mission critical, sleepier verticals and strong organic growth trajectories within the cannabis industry. These verticals will have clear fragmentation and an opportunity for the market leader to consolidate “mom and pop” using accretive public stock.
We have initially identified (not exclusively) four vertical markets that fit the above criteria:
Equipment

•	Mission critical equipment to plant touching companies;

•	Extraction, agriculture, and post-processing machinery; and

•	Defensible profit margins due to competitive advantage and intellectual property, or IP.
Hardware

•	Ability to scale in a capital-efficient manner;

•	Substantial brand equity and preference over competition;

•	Novel intellectual property and IP moat;

•	Ancillary revenue stream via recurring revenue or tech-enabled offering; and

•	Mission critical hardware for business and consumers.

Technology

•	Focus on B2B and B2B2C business models;

•	E-commerce, delivery, marketplaces and seed-to-sale;

•	Clear market leader with outsized market share penetration; and

•	Demonstrated utility above competition and flywheel to continue growth.
Hydroponics

•	Farming equipment, precision agriculture and cultivation inputs;

•	Preference towards e-commerce vs. brick and mortar;

•	Clear market leader relative to competition;

•	Demonstrated ability to conduct mergers and acquisitions with strong future pipeline; and

•	Differentiation through brand.
Competition
In identifying, evaluating and selecting a target business for our initial business combination, we may encounter competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic business combinations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the initial business combination of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.
In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many companies have entered into business combinations with special purpose acquisition companies and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many additional special purpose acquisition companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, effort and resources to identify a suitable target for an initial business combination.
In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find a suitable target for and/or complete our initial business combination.
Management Operating and Investment Experience
Our management team is comprised of Vikas Desai, Merrick Friedman, and Mitchell Hara. The team has broad experience in identifying targets and acquiring businesses under diverse market conditions. We believe our management team is well-positioned to identify and evaluate businesses within the cannabis sector given their skills, industry knowledge, and experience operating in the public markets. We believe our management team offers extensive experience in growing and operating companies as well as a deep and diverse network of contacts in the cannabis sector.
In aggregate, the team has over 30 years of traditional investment experience, over 28 years of mergers and acquisitions experience, and six and a half years of cannabis operating and investing experience. The management team has a track record of demonstrated success in the cannabis industry and has proven the ability to source deals, conduct rigorous due diligence, structure transactions, and guide companies via board representation.

We intend to be actively involved in the strategy and operations of our target companies and have assembled several seasoned corporate executives and investors to serve as independent directors. These executives have been chosen for their extensive sector experience within cannabis, venture capital/private equity, and/or as executives at high-growth companies managing a go-public
transaction. In addition to providing us with strategic insights which include in-depth
knowledge of industry dynamics, competition and operational capabilities, our independent directors will provide access to their broad network of operating executives and other resources.
Our independent directors are comprised of Mark A. Pelson, Seth Farbman, Kevin K. Albert, Harry DeMott and Timothy J. Seymour. The directors bring expertise and experience that will help facilitate the sourcing, diligence, and execution of a successful transaction as well as navigate the nuances and intricacies of public market dynamics. In the aggregate, our independent directors have served as
c-suite
executives and have been instrumental in bringing companies public via IPO or direct listing (i.e. Mr. Farbman was the Chief Marketing Officer of Spotify Inc. during its initial public offering).
Emerging Growth Company Status and Other Information
We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding
advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.
In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.
We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our public shares that is held by non-affiliates
exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible
debt securities during the prior three-year period. References herein to emerging growth company will have the meaning associated with it in the JOBS Act.
Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation
S-K.
Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our shares held by non-affiliates
exceeds $250 million as of the prior June 30, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our shares held by non-affiliates
exceeds $700 million as of the prior June 30.
Employees
We currently have three officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

Periodic Reporting and Financial Information
Our units, shares, and warrants are registered under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, this Annual Report on
Form 10-K
contains financial statements audited and reported on by our independent registered public auditors. You can read our SEC filings over the internet at the SEC’s website at
www.sec.gov
.
We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. These financial statements may be required to be prepared in accordance with, or be reconciled to, U.S. GAAP, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.
We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2022, as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

ITEM 1A.	RISK FACTORS
An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Form
10-K
and our other filings with the U.S. Securities and Exchange Commission, before making a decision to invest in our units. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.
Risks Relating to our Search for, Consummation of, or Inability to Consummate, a Business Combination and Post-Business Combination Risks
We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.15 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.
Our second amended and restated certificate of incorporation provides that we must complete our initial business combination within 15 months, which is extendable at our Sponsor’s option by an additional 3 months (for a total of 18 months), as described herein, from the October 19, 2021 closing of our IPO. We may not be able to find a suitable target business and complete our initial business combination within such time period. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.15 per share, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.15 per share on the redemption of their shares. See “—
If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share
redemption amount received by stockholders may be less than $10.15 per share
” and other risk factors below.

Alternatively, we may propose an amendment to our second amended and restated certificate of incorporation to extend the timing of our obligation to allow redemption in connection with our initial business combination. In such case, our stockholders would be required to approve such amendment and we would be obligated to offer to redeem our public shares in connection therewith.
Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.
We may choose not to hold a stockholder vote to approve our initial business combination unless the initial business combination would require stockholder approval under applicable law or stock exchange listing requirements or if we decide to hold a stockholder vote for business or other legal reasons. Except as required by law, the decision as to whether we will seek stockholder approval of a proposed initial business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our public shares do not approve of the initial business combination we complete.
If we seek stockholder approval of our initial business combination, our initial stockholders have agreed to vote their founder shares in favor of such initial business combination, regardless of how our public stockholders vote.
Pursuant to a letter agreement, our Sponsor, officers and directors have agreed to vote their founder shares, as well as any public shares purchased since the IPO (including in open market and privately negotiated transactions), in favor of our initial business combination. As a result, in addition to our initial stockholders’ founder shares, we would need only 3,750,001, or 37.5%, of the 10,000,000 public shares sold in the IPO to be voted in favor of an initial business combination (assuming all outstanding shares are voted; or 625,001, or 6.25%, assuming only the minimum number of shares representing a quorum are voted and assuming our Sponsor, officers and directors do not purchase any public shares) in order to have our initial business combination approved. Because our initial stockholders own shares representing 20% of our outstanding shares of Common Stock, the agreement by our initial stockholders to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination. We have also agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our Sponsor.
If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if a stockholder or a “group” of stockholders are deemed to hold in excess of 15% of our public shares, such stockholder(s) will lose the ability to redeem all such shares in excess of 15% of our public shares.
If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our second amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the IPO without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. A stockholder’s inability to redeem the Excess Shares will reduce their influence over our ability to complete our initial business combination and such stockholder could suffer a material loss on their investment in us if they sell Excess Shares in open market transactions. Additionally, a stockholder will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, any stockholder will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell their stock in open market transactions, potentially at a loss.
Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
We cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our stock price would generally be required to be at least $4.00 per share, our stockholders’ equity would generally be required to be at least $5.0 million and we would be required to have a minimum of 300 round lot holders (with at least 50% of such round lot holders holding securities with a market value of at least $2,500) of our securities. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter
market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•
a determination that our public shares are a “penny stock” which will require brokers trading in our public shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.
The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units and eventually our public shares and warrants will be listed on Nasdaq, our units, public shares and warrants will be covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities, including in connection with our initial business combination.
Our Sponsor paid an aggregate of $25,000 for the founder shares, or approximately $0.009 per founder share. As a result, our Sponsor, its affiliates and our management team stand to make a substantial profit even if an initial business combination subsequently declines in value or is unprofitable for our public stockholders, and may have an incentive to recommend such an initial business combination to our stockholders.
As a result of the low acquisition cost of our founder shares, our Sponsor, its affiliates and our management team could make a substantial profit even if we select and consummate an initial business combination with an acquisition target that subsequently declines in value or is unprofitable for our public stockholders. Thus, such parties may have more of an economic incentive for us to enter into an initial business combination with a riskier, weaker-performing or financially unstable business, or an entity lacking an established record of revenues or earnings, than would be the case if such parties had paid the full offering price for their founder shares, or if such a fee were not potentially payable.
Our Private Placement Warrants are being accounted for as a warrant liability and were recorded at fair value upon issuance and any changes in fair value each period will be reported in earnings, which may have an adverse effect on the market price of our securities or may make it more difficult for us to consummate an initial business combination.
Following the consummation of the IPO and the concurrent private placement of warrants, we have 7,133,333 Private Placement Warrants outstanding. We have accounted for these Private Placement Warrants as a warrant liability, which means that we recorded them at fair value upon issuance and any changes in fair value each period will be reported in earnings. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities. In addition, potential targets may seek a business combination partner that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial business combination with a target business.

A stockholder’s only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of their right to redeem their shares from us for cash, unless we seek stockholder approval of the initial business combination.
At the time of a stockholder’s investment in us, they will not be provided with an opportunity to evaluate the specific merits or risks of a potential initial business combination. Since our board of directors may complete an initial business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on a potential initial business combination, unless we seek such stockholder vote.
Accordingly, if we do not seek stockholder approval, a stockholder’s only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising their redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.
The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into an initial business combination with a target.
We may seek to enter into an initial business combination agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the initial business combination. Furthermore, we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 as described above upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition, each as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into an initial business combination with us.
The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.
At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to Chardan Capital Markets, LLC (“Chardan”), the representative of the underwriters in our IPO, will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per-share
amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the per-share
value of shares held by
non-redeeming
stockholders will reflect our obligation to pay the deferred underwriting commissions.
The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that a stockholder would have to wait for liquidation in order to redeem their stock.
If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, a stockholder would not receive their pro rata portion of the trust account until we liquidate the trust account. If a stockholder is in need of immediate liquidity, they could attempt to sell their stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the trust account. In either situation, a stockholder may suffer a material loss on their investment or lose the benefit of funds expected in connection with our redemption until we liquidate or the stockholder is able to sell their stock in the open market.

The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating an initial business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.
Any potential target business with which we enter into negotiations concerning an initial business combination will be aware that we must complete our initial business combination within 15 months (or 18 months if our Sponsor exercises the extension as described herein) from the October 19, 2021 closing of our IPO. Consequently, such target business may obtain leverage over us in negotiating an initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.
If we seek stockholder approval of our initial business combination, our Sponsor, directors, officers, advisors and their affiliates may elect to purchase shares or warrants from public stockholders, which may influence a vote on a proposed initial business combination and reduce the public “float” of our public shares.
If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Sponsor, directors, officers, advisors or their affiliates may purchase shares or public warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions.
Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our Sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of such purchases could be to vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination, or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.
In addition, if such purchases are made, the public “float” of our public shares or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.
If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.
We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. For example, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents mailed to such holders, or up to two business days prior to the vote on the proposal to approve the initial business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a stockholder fails to comply with these or any other procedures, its shares may not be redeemed.

The coronavirus
(“COVID-19”)
pandemic and the impact on businesses and debt and equity markets could have a material adverse effect on our search for a business combination, and any target business with which we ultimately consummate a business combination.
In March 2020, the World Health Organization declared the novel coronavirus disease 2019
(COVID-19)
a global pandemic. The
COVID-19
pandemic has negatively impacted the global economy, disrupted global supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, and increased unemployment levels, all of which may become heightened concerns upon an additional wave of infection or future developments. In addition, the pandemic has resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities. The
COVID-19
pandemic has, and a significant outbreak of, other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected.
Furthermore, we may be unable to complete a business combination if concerns relating to
COVID-19
continue to restrict travel, limit the ability to have meetings with potential investors or the target business’ personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which
COVID-19
impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of
COVID-19
and the actions to contain
COVID-19
or treat its impact, among others. If the disruptions posed by
COVID-19
or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.
In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by
COVID-19
and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.
Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.
In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. There can be no assurance that these trends will not continue.
The increased cost and decreased availability of directors’ and officers’ liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors’ and officers’ liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors’ and officers’ liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.
In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims
(“run-off
insurance”). The need for
run-off
insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

We may engage the underwriter or its affiliates to provide additional services to us, which may include acting as financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. The underwriter is entitled to receive deferred commissions that will released from the trust only upon completion of an initial business combination. These financial incentives may cause the underwriter to have potential conflicts of interest in rendering any such additional services to us, including, for example, in connection with the sourcing and consummation of an initial business combination.
We may engage the underwriter or its affiliates to provide additional services to us after the IPO including, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or arranging debt financing. We may pay the underwriter or its affiliates fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation. The underwriter is also entitled to receive deferred commissions that are conditioned on the completion of an initial business combination. The fact that the underwriter or its affiliates’ financial interests are tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial business combination.
Stockholders do not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate their investment, therefore, a stockholder may be forced to sell their public shares or warrants, potentially at a loss.
Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those public shares that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our second amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to offer redemption rights in connection with any proposed initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination within 15 months (or 18 months, if our Sponsor exercises its extension right as described herein) from the October 19, 2021 closing of the IPO or (B) with respect to any other provision relating to stockholders’ rights or pre-initial
business combination activity and (iii) the redemption of our public shares if we are unable to complete an initial business combination within 15 months (or 18 months, if our Sponsor exercises its extension right as described herein) from the October 19, 2021 closing of the IPO, subject to applicable law and as further described herein. Stockholders who do not exercise their redemption rights in connection with an amendment to our certificate of incorporation would still be able to exercise their redemption rights in connection with a subsequent business combination. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate their investment, a stockholder may be forced to sell their public shares or warrants, potentially at a loss.
Stockholders are not entitled to protections normally afforded to investors of many other blank check companies.
Since the net proceeds of the IPO and the sale of the Private Placement Warrants are intended to be used to complete an initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000 upon the successful completion of the IPO and the sale of the Private Placement Warrants and we filed a Current Report on
Form 8-K,
including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we may have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if the IPO were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.15 per share on our redemption of our public shares, or less than such amount in certain circumstances, and our warrants will expire worthless.
We expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar technical, human and other resources to ours, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the IPO and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, because we are obligated to pay cash for the public shares which our public stockholders redeem in connection with our initial business combination, target companies will be aware that this may reduce the resources available to us for our initial business combination. This may place us at a competitive disadvantage in successfully negotiating an initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.15 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.15 per share upon our liquidation. See “—
If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share
redemption amount received by stockholders may be less than $10.15 per share
” and other risk factors below.
As the number of special purpose acquisition companies increases, there may be more competition to find an attractive target for an initial business combination. This could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target for our initial business combination.
In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many companies have entered into business combinations with special purpose acquisition companies and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many additional special purpose acquisition companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, effort and resources to identify a suitable target for an initial business combination.
In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions (including the recent outbreak of hostilities between Russia and Ukraine) or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find a suitable target for and/or complete our initial business combination.
If the net proceeds of the IPO and the sale of the Private Placement Warrants not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our Sponsor or management team to fund our search for an initial business combination, to pay our taxes and to complete our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination.
Of the net proceeds of the IPO and the sale of the Private Placement Warrants, only approximately $625,818 remained available to us outside the trust account to fund our working capital requirements, as of February 28, 2022. In the event that our IPO expenses exceed our estimate of $500,000, we may fund such excess with funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. The amount held in the trust account will not be impacted as a result of such increase or decrease. Conversely, in the event that the IPO expenses are less than our estimate of $500,000, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount. If we are required to seek additional capital, we would need to borrow funds from our Sponsor, management team or other third parties to operate or may be forced to liquidate. None of our Sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into private placement-equivalent warrants at a price of $0.75 per warrant at the option of the lender. The $1,500,000 limit of conversion does not apply to notes issued to our Sponsor in connection with an extension of time available for completing an initial business combination. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive approximately $10.15 per share on our redemption of our public shares, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.15 per share on the redemption of their shares. See “—
If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share
redemption amount received by stockholders may be less than $10.15 per share
” and other risk factors below.

Subsequent to the completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause stockholders to lose some or all of their investment.
Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off
assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash
items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing
debt held by a target business or by virtue of our obtaining debt financing to partially finance the initial business combination. Accordingly, any stockholders who choose to remain stockholders following the initial business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the initial business combination constituted an actionable material misstatement or omission.
If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share
redemption amount received by stockholders may be less than $10.15 per share.
Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (except for our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Marcum LLP, our independent registered public accounting firm, and the underwriters of the IPO, will not execute agreements with us waiving such claims to the monies held in the trust account.
Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share
redemption amount received by public stockholders could be less than the $10.15 per share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.15 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.15 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of this offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our company. Therefore, it is unlikely that our Sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.
In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.15 per share and (ii) the actual amount per share held in the trust account as of the date of the liquidation of the trust account if less than $10.15 per share due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations.
While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.15 per share.
We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.
We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive (and any other persons who may become an officer or director prior to the initial business combination will also be required to waive) any right, title, interest or claim of any kind in or to any monies in the trust account and not to seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.
If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and we and our board may be exposed to claims of punitive damages.
If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share
amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.
If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per-share
amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.
Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.
Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 15 months, which is extendable at our Sponsor’s option to 18 months, as described herein, from the October 19, 2021 closing of our IPO may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a
60-day
notice period during which any third-party claims can be brought against the corporation, a
90-day
period during which the corporation may reject any claims brought, and an additional
150-day
waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 15 th
month (or the 18
th
month subject to our Sponsor’s election of extension) from the October 19, 2021 closing of our IPO in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.
Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 15 months, which is extendable at our Sponsor’s option to 18 months, as described herein, from the October 19, 2021 closing of our IPO is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.
We may not hold an annual meeting of stockholders until after the consummation of our initial business combination, which could delay the opportunity for our stockholders to elect directors.
In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until no later than one year after our first fiscal year end following our listing on Nasdaq. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, and thus we may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.
We are not limited to completing an initial business combination in any industry or geographical region, although we will not, under our second amended and restated certificate of incorporation, be permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. Notwithstanding the foregoing, we will not invest in or consummate a business combination with a target business that we determine has been operating, or has plans to operate, in violation of U.S. federal laws, including the Controlled Substances Act.
For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.
Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.
Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.15 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.15 per share on the redemption of their shares. See “—
If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share
redemption amount received by stockholders may be less than $10.15 per share
” and other risk factors below.
We may seek business combination opportunities with a financially unstable business or an entity lacking an established record of revenue, cash flow or earnings, which could subject us to volatile revenues, cash flows or earnings or difficulty in retaining key personnel.
To the extent we complete our initial business combination with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain a fairness opinion, and consequently, our stockholders may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.
Unless we complete our initial business combination with an affiliated entity or our board cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent investment banking firm or from another independent entity that commonly renders valuation opinions that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our initial business combination.
Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.
The federal proxy rules require that a proxy statement with respect to a vote on an initial business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.
Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.
Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on
Form 10-K
for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.
We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete an initial business combination with which a substantial majority of our stockholders do not agree.
Our second amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (such that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all public shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, all public shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

The provisions of our second amended and restated certificate of incorporation that relate to our pre-business
combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account), may be amended with the approval of holders of 65% of our common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our second amended and restated certificate of incorporation and the trust agreement to facilitate the completion of an initial business combination that some of our stockholders may not support.
Our second amended and restated certificate of incorporation provides that any of its provisions related to pre-initial
business combination activity (including the requirement to deposit proceeds of the IPO and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein and including to permit us to withdraw funds from the trust account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated) may be amended if approved by holders of 65% of our common stock entitled to vote thereon, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our common stock entitled to vote thereon. In all other instances, our second amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. We may not issue additional securities that can vote on amendments to our second amended and restated certificate of incorporation. Our initial stockholders, who collectively beneficially own up to 20% of our common stock following the closing of the IPO (assuming they did not purchase any units in the IPO or thereafter), will participate in any vote to amend our second amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our second amended and restated certificate of incorporation which govern our pre-initial
business combination behavior more easily than some other blank check companies, and this may increase our ability to complete an initial business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our second amended and restated certificate of incorporation.
Our Sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our second amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to offer redemption rights in connection with any proposed initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination within 15 months, which is extendable at our Sponsor’s option to 18 months, as described herein, from the October 19, 2021 closing of our IPO or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial
business combination activity, unless we provide our public stockholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, divided by the number of then outstanding public shares. These agreements are contained in a letter agreement that we have entered into with our Sponsor, officers and directors. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.
In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure our stockholders that we will not seek to amend our second amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our initial business combination that our stockholders may not support.
In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. To the extent we seek to amend our organizational documents in a way that would be deemed to fundamentally change the nature of any securities offered through the IPO, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

Alternatively, we may propose an amendment to our second amended and restated certificate of incorporation to extend the timing of our obligation to allow redemption in connection with our initial business combination. In such case, our stockholders would be required to approve such amendment and we would be obligated to offer to redeem our public shares in connection therewith.
We may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time.
In connection with our initial business combination, we may issue shares to investors in private placement transactions
(so-called
PIPE transactions) at a price of $10.00 per share or which approximates the per-share
amounts in our trust account at such time, which is generally approximately $10.00. The purpose of such issuances will be to enable us to provide sufficient liquidity to the post-business combination entity. The price of the shares we issue may therefore be less, and potentially significantly less, than the market price for our shares at such time.
We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.
We have not selected any specific business combination target but intend to target businesses larger than we could acquire with the net proceeds of the IPO and the sale of the Private Placement Warrants. As a result, we may be required to seek additional financing to complete such proposed initial business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, the amount of additional financing we may be required to obtain could increase as a result of future growth capital needs for any particular transaction, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination and/or the terms of negotiated transactions to purchase shares in connection with our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.15 per share plus any pro rata interest earned on the funds held in the trust account and not previously released to us to pay our taxes on the liquidation of our trust account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public stockholders may only receive approximately $10.15 per share on the liquidation of our trust account, and our warrants will expire worthless. Furthermore, as described in the risk factor entitled “
If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share
redemption amount received by stockholders may be less than $10.15 per share,”
under certain circumstances our public stockholders may receive less than $10.15 per share upon the liquidation of the trust account.
Our initial stockholders may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.
Our initial stockholders own shares representing 20% of our issued and outstanding shares of common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our second amended and restated certificate of incorporation and approval of major corporate transactions. If our initial stockholders purchased any units in the IPO or if our initial stockholders purchase any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our public shares. In addition, our board of directors, whose members were elected by our initial stockholders, is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the initial business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our initial business combination.

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.15 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.
We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.15 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.15 per share on the redemption of their shares. See “—
If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share
redemption amount received by stockholders may be less than $10.15 per share
” and other risk factors below.
We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our stockholders’ investment in us.
When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders who choose to remain stockholders following the initial business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.
Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.
Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we employ after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements. In addition, the officers and directors of an initial business combination candidate may resign upon completion of our initial business combination. The departure of an initial business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an initial business combination candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an initial business combination candidate’s management team will remain associated with the initial business combination candidate following our initial business combination, it is possible that members of the management of an initial business combination candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.
If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	higher costs and difficulties inherent in managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles and challenges in collecting accounts receivable;

•	tax issues, including but not limited to tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	cultural and language differences;

•	employment regulations;

•	changes in industry, regulatory or environmental standards within the jurisdictions where we operate;

•	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars;

•	deterioration of political relations with the United States; and

•	government appropriations of assets.
We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer, which may adversely impact our results of operations and financial condition.
We may issue notes or other debt securities, or otherwise incur substantial debt, to complete an initial business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.
We may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share
amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	our inability to pay dividends on our common stock;

•
using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

•	other disadvantages compared to our competitors who have less debt.
We may only be able to complete one business combination with the proceeds from the IPO and the sale of the Private Placement Warrants which will cause us to be solely dependent on a single business which may have a limited number of services and limited operating activities. This lack of diversification may negatively impact our operating results and profitability.
Of the net proceeds from the IPO and the sale of the Private Placement Warrants, $101,500,000 are available to complete our initial business combination and pay related fees and expenses (which does not include $3,500,000 for the payment of deferred underwriting commissions).
We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. In addition, we intend to focus our search for an initial business combination in a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.
This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.
We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.
If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. We do not, however, intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in an initial business combination with a company that is not as profitable as we suspected, if at all.
In pursuing our initial business combination strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in an initial business combination with a company that is not as profitable as we suspected, if at all.
Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.
We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.
Risks Relating to our Sponsor and Management Team
Our key personnel may negotiate employment or consulting agreements as well as reimbursement of out-of-pocket
expenses, if any, with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation or reimbursement for out-of-pocket
expenses, if any, following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.
Our key personnel may be able to remain with the company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the initial business combination. Additionally, they may negotiate reimbursement of any out-of-pocket
expenses incurred on our behalf prior to the consummation of our initial business combination, should they choose to do so. Such negotiations would take place simultaneously with the negotiation of the initial business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the initial business combination, or as reimbursement for such out-of-pocket
expenses. The Private Placement Warrants will also be worthless if we do not complete our initial business combination. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the
15-month
(or
18-month,
if extended as described herein) period commencing with the October 19, 2021 closing of our IPO nears, which, unless otherwise extended, is the deadline for our completion of an initial business combination. However, we believe the ability of such individuals to remain with us after the completion of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our initial business combination. We cannot assure our stockholders that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

Past performance by our management team or our advisors may not be indicative of future performance of an investment in the Company.
Past performance by our management team or our advisors is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial business combination. Stockholders and potential investors should not rely on the historical record of our management team’s or our advisors’ respective performance as indicative of our future performance of an investment in the company or the returns the company will, or is likely to, generate going forward. No member of our management team has been an officer or director of a special purpose acquisition corporation in the past. Additionally, in the course of their respective careers, members of our management team and our advisors have been involved in businesses and transactions that were not successful.
We may seek business combination opportunities in industries or sectors which may or may not be outside of our management’s area of expertise.
We may consummate a business combination with a company in any industry we choose and are not limited to any particular industry or type of business, although we intend to focus our search in the cannabis industry. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in an initial business combination candidate. In the event we elect to pursue a business combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Form
10-K
regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.
We are dependent upon our executive officers and directors and their departure could adversely affect our ability to operate.
Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our executive officers and directors, at least until we have completed our initial business combination. We do not have an employment agreement with, or key-man
insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.
Since our Sponsor, officers, and directors, will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares acquired during or after the IPO), and since our Sponsor, officers, and directors that have an interests in founder shares may profit substantially even under circumstances where our public stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination. In addition, since our Sponsor paid only approximately $0.009 per share for the founder shares, certain of our officers and directors could potentially make a substantial profit even if we acquire a target business that subsequently declines in value.
In February 2021, our Sponsor purchased 2,156,250 founder shares, and in June 2021, we effected a
1.3333-for-1.0
stock split of our common stock, so that our Sponsor owned an aggregate of 2,500,000 founder shares. Our Sponsor paid an aggregate purchase price of $25,000, or approximately $0.009 per share, for the founder shares. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares after the IPO. On November 29, 2021, the Sponsor forfeited 375,000 of such founder shares due to the expiration of the over-allotment option. The founder shares will be worthless if we do not complete an initial business combination. In addition, our Sponsor purchased an aggregate of 7,133,333 Private Placement Warrants, each exercisable for three quarters of one share of common stock at $11.50 per share, for a purchase price of $5,350,000, or $0.75 per warrant, that will also be worthless if we do not complete an initial business combination. Holders of founder shares have agreed (A) to vote any shares owned by them in favor of any proposed initial business combination and (B) not to redeem any founder shares in connection with a stockholder vote to approve a proposed initial business combination. In addition, we may obtain loans from our Sponsor, affiliates of our Sponsor or an officer or director. The Private Placement Warrants will also be worthless if we do not complete our initial business combination. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the
15-month
period (or the
18-month
period subject to our Sponsor’s election of extension) commencing on the October 19, 2021 closing of our IPO nears, which, unless otherwise extended, is the deadline for our completion of an initial business combination.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.
Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for an initial business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in other business endeavors for which he may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors may also serve as officers or board members for other entities. Our officers have agreed not to become an officer or director of any other cannabis-focused special purpose acquisition company with a class of securities registered under the Exchange Act until we have announced a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination within 15 months, which is extendable at our Sponsor’s option to 18 months, as described herein, after the October 19, 2021 closing of our IPO. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our officers’ and directors’ other business affairs, please see the section of this Form
10-K
entitled “
Our Management Team
.”
Our officers, directors and advisors or their affiliates have pre-existing
fiduciary and contractual obligations and may in the future become affiliated with other entities engaged in business activities similar to those intended to be conducted by us. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented.
Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our officers, directors and advisors or their affiliates have pre-existing
fiduciary and contractual obligations to other companies. Accordingly, they may participate in transactions and have obligations that may be in conflict or competition with our consummation of our initial business combination. As a result, a potential target business may be presented by our management team to another entity prior to its presentation to us and we may not be afforded the opportunity to engage in a transaction with such target business. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to other entities prior to its presentation to us, subject to our officers’ and directors’ fiduciary duties under Delaware law. Our second amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.
For a complete discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see the sections of this Form
10-K
entitled “
Certain Relationships and Related Transactions, and Director Independence.”
Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.
We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into an initial business combination with a target business that is affiliated with our Sponsor, our directors, our advisors or officers, although we do not intend to do so. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

We may engage in an initial business combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, officers, directors or existing holders which may raise potential conflicts of interest.
In light of the involvement of our Sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, officers, advisors or directors. Our directors also serve as officers and board members for other entities, as well as without limitation, those described under the section of this Form
10-K
entitled “
Directors, Executive Officers and Corporate Governance—Conflicts of Interest.”
Such entities may compete with us for business combination opportunities. Our Sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning an initial business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for an initial business combination as set forth in the section of this Form
10-K
entitled “
Selection of a Target Business and Structuring of a Business Combination”
and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or from another independent entity that commonly renders valuation opinions, regarding the fairness to our stockholders from a financial point of view of an initial business combination with one or more businesses affiliated with our officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the initial business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.
Our management may not be able to maintain control of a target business after our initial business combination.
We may structure an initial business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new public shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.
Risks Relating to Our Securities
If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.
If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.
In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete an initial business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.
We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under
Rule 2a-7
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. This investment is not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our second amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to offer redemption rights in connection with any proposed initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination within 15 months, which is extendable at our Sponsor’s option to 18 months, as described herein, from the October 19, 2021 closing of our IPO or (B) with respect to any other provision relating to stockholders’ rights or pre-initial
business combination activity; or (iii) absent an initial business combination within 15 months, which is extendable at our Sponsor’s option to 18 months, as described herein, from the October 19, 2021 closing of our IPO, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. Stockholders who do not exercise their redemption rights in connection with an amendment to our certificate of incorporation would still be able to exercise their redemption rights in connection with a subsequent business combination. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial business combination or may result in our liquidation. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.15 per share on the liquidation of our trust account and our warrants will expire worthless.
We may issue additional common stock or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. Any such issuances would dilute the interest of our stockholders and likely present other risks.
Our second amended and restated certificate of incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. Immediately after the IPO, there were 87,500,000 authorized but unissued shares of common stock, respectively, available for issuance, which amount does not take into account the public shares reserved for issuance upon exercise of outstanding warrants. Since the consummation of the IPO, there are no shares of preferred stock issued and outstanding.
We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination (although our second amended and restated certificate of incorporation provides that we may not issue securities that can vote with common stockholders on matters related to our pre-initial
business combination activity). However, our second amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. These provisions of our second amended and restated certificate of incorporation, like all provisions of our second amended and restated certificate of incorporation, may be amended with the approval of our stockholders. However, our executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our second amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to offer redemption rights in connection with any proposed initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination within 15 months, which is extendable at our Sponsor’s option to 18 months, as described herein, from the October 19, 2021 closing of our IPO or (B) with respect to any other provision relating to stockholders’ rights or pre-initial
business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares.

The issuance of additional shares of common or preferred stock:

•	may significantly dilute the equity interest of investors in this Company

•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

•
could cause a change of control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our units, public shares and/or warrants.
An investment in this Company may result in uncertain or adverse U.S. federal income tax consequences.
An investment in this Company may result in uncertain or adverse U.S. federal income tax consequences. For instance, because there are no authorities that directly address instruments similar to the units we issued in the IPO, the allocation an investor makes with respect to the purchase price of a unit between the public share and the redeemable warrant included in each unit could be challenged by the Internal Revenue Service (“IRS”) or the courts. In addition, if we are determined to be a personal holding company for U.S. federal income tax purposes, our taxable income would be subjected to an additional 20% federal income tax, which would reduce the net after-tax
amount of interest income earned on the funds placed in our trust account. Furthermore, the U.S. federal income tax consequences of a cashless exercise of warrants included in the units we issued in the IPO and of a redemption of warrants for public shares are unclear under current law. Finally, it is unclear whether the redemption rights with respect to our shares suspend the running of a U.S. holder’s holding period for purposes of determining whether any gain or loss realized by such holder on the sale or exchange of public shares is long-term capital gain or loss and for purposes of determining whether any dividend we pay would be considered “qualified dividends” for federal income tax purposes. Prospective investors are urged to consult their tax advisors with respect to these and other tax consequences when purchasing, holding or disposing of our securities.
The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share
redemption amount received by public stockholders may be less than $10.15 per share.
The proceeds held in the trust account may be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under
Rule 2a-7
under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our second amended and restated certificate of incorporation, our public stockholders are entitled to receive their pro-rata
share of the proceeds held in the trust account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial business combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share
redemption amount received by public stockholders may be less than $10.15 per share.

We have agreed to register the shares of common stock underlying the public warrants under the Securities Act, however we cannot assure you that such registration will be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis and potentially causing such warrants to expire worthless.
Under the terms of the warrant agreement, we have agreed that as soon as practicable, but in no event later than 15 business days after the closing of our initial business combination, we will use our best efforts to file with the SEC a registration statement for the registration under the Securities Act of the offer and sale of the shares of common stock issuable upon exercise of the warrants and thereafter will use our best efforts to cause the same to become effective within 60 business days following our initial business combination and to maintain a current prospectus relating to the shares issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the foregoing, if a registration statement covering the shares issuable upon exercise of the warrants is not effective within a specified period following the consummation of our initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. We will use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and there is no exemption available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the public shares included in the units. If and when the warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares of common stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. There may be a circumstance where an exemption from registration exists for holders of our Private Placement Warrants to exercise their warrants while a corresponding exemption does not exist for holders of the warrants included as part of units sold in the IPO. In such an instance, our Sponsor and its transferees (which may include our directors and executive officers) would be able to sell the common stock underlying their warrants while holders of our public warrants would not be able to exercise their warrants and sell the underlying common stock. We will use our best efforts to register or qualify such shares of common stock under the blue sky laws of the state of residence in those states in which the warrants were offered by us in the IPO. However, there may be instances in which holders of our public warrants may be unable to exercise such public warrants but holders of our Private Placement Warrants may be able to exercise such Private Placement Warrants.
If a warrant holder exercises their public warrants on a “cashless basis,” they will receive fewer public shares from such exercise than if they were to exercise such warrants for cash.
There are circumstances in which the exercise of the public warrants may be required or permitted to be made on a cashless basis. First, if a registration statement covering the shares issuable upon exercise of the warrants is not effective by the 60 th
business day after the closing of our initial business combination, warrant holders may, until such time as there is an effective registration statement, exercise warrants on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption. Second, if a registration statement covering the shares issuable upon exercise of the warrants is not effective within a specified period following the consummation of our initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available; if that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. Third, if we call the public warrants for redemption, our management will have the option to require all holders that wish to exercise warrants to do so on a cashless basis. In the event of an exercise on a cashless basis, a holder would pay the warrant exercise price by surrendering the warrants for that number of shares equal to the quotient obtained by dividing (x) the product of the number of shares underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (as defined in the next sentence) by (y) the fair market value. The “fair market value” is the average reported last sale price of the public shares for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable. As a result, a warrant holder would receive fewer public shares from such exercise than if they were to exercise such warrants for cash.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least a majority of the then outstanding public warrants. As a result, the exercise price of a warrant holders warrants could be increased, the exercise period could be shortened and the number of our public shares purchasable upon exercise of a warrant could be decreased, all without such warrant holder’s approval.
Our warrants will be issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, LLC, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement dated October 14, 2021, or to correct any defective provision, but requires the approval by the holders of at least a majority of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least a majority of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least a majority of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock, shorten the exercise period or decrease the number of our public shares purchasable upon exercise of a warrant.
Because each warrant contains three quarters of one share, the units may be worth less than units of other blank check companies.
Each unit contains one redeemable warrant exercisable for three quarters of one share of common stock. No fractional shares will be issued. This is different from other offerings similar to ours whose units include one public share and one warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of an initial business combination since the warrants will be exercisable in the aggregate for three quarters of the number of shares compared to units to units that each contain a warrant to purchase one whole share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if they included a warrant to purchase one whole share.
Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.
Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York located in the Borough of Manhattan or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.
Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York, or a foreign action, in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions, or an enforcement action, and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in such action as agent for the foreign warrant holder.

The
choice-of-forum
provision in our warrant agreement may (1) result in increased costs for investors to bring a claim or (2) limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors. We note that there is uncertainty as to whether a court would enforce this provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder.
Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder.
Provisions in our second amended and restated certificate of incorporation and Delaware law may have the effect of discouraging lawsuits against our directors and officers.
Our second amended and restated certificate of incorporation requires, subject to certain exceptions, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for (a) any derivative action or proceeding brought on our behalf, (b) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, employee, agent to us or our stockholders, (c) any action asserting a claim arising pursuant to any provision of the DGCL, the amended and restated certificate of incorporation or bylaws, or (d) any action asserting a claim governed by the internal affairs doctrine shall be the Court of Chancery of the State of Delaware (or, if the Court of Chancery of the State of Delaware lacks jurisdiction over such action or proceeding, then another court of the State of Delaware or, if no court of the State of Delaware has jurisdiction, then the United States District Court for the District of Delaware). Although we believe this forum provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, a court may determine that this provision is unenforceable, and to the extent it is enforceable, the provision may have the effect of discouraging lawsuits against our directors and officers, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. Further, if any action, the subject matter of which is within the scope the forum provisions of our second amended and restated certificate of incorporation, is filed in a court other than a court of the State of Delaware, such action we refer to as a foreign action, in the name of any stockholder, such stockholder shall be deemed to have consented to (i) the personal jurisdiction of the state and federal courts located within the State of Delaware in connection with any action brought in such court to enforce the forum provisions, such action we refer to as an enforcement action, and (ii) having service of process made upon such stockholder in any such enforcement action by service upon such stockholder’s counsel in the foreign action as agent for such stockholder.
In addition, our second amended and restated certificate of incorporation, states that unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.
However, our second amended and restated certificate of incorporation does not purport to require suits brought to enforce a duty or liability created by the Exchange Act to be brought in the Court of Chancery of the State of Delaware or another court of the State of Delaware. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all claims brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder.

We may redeem unexpired warrants prior to their exercise at a time that is disadvantageous to a warrant holder, thereby making the warrants worthless.
We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our public shares equals or exceeds $16.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day
period commencing once the warrants become exercisable and ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. If and when the warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares of common stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify such shares of common stock under the blue sky laws of the state of residence in those states in which the warrants were offered by us in the IPO. Redemption of the outstanding warrants could force warrant holders (i) to exercise their warrants and pay the exercise price therefor at a time when it may be disadvantageous for them to do so, (ii) to sell warrants at the then-current market price when the warrant holder might otherwise wish to hold their warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of the warrants. None of the Private Placement Warrants will be redeemable by us so long as they are held by the Sponsor or its permitted transferees.
Our warrants and founder shares may have an adverse effect on the market price of our public shares and make it more difficult to effectuate our initial business combination.
We issued warrants to purchase 7,500,000 shares as part of the units offered by this prospectus and, simultaneously with the closing of the IPO, we issued in a private placement warrants to purchase an aggregate of 5,350,000 shares at $11.50 per share. Our initial stockholders currently own an aggregate of 2,500,000 founder shares. In addition, if our Sponsor makes any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $0.75 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period.
To the extent we issue public shares to effectuate an initial business combination, the potential for the issuance of a substantial number of additional public shares upon exercise of these warrants and conversion rights could make us a less attractive business combination vehicle to a target business. Any such issuance will increase the number of issued and outstanding public shares and reduce the value of the shares issued to complete the initial business combination. Therefore, our warrants and founder shares may make it more difficult to effectuate an initial business combination or increase the cost of acquiring the target business.
The Private Placement Warrants are identical to the warrants sold as part of the units in the IPO except that, so long as they are held by our Sponsor or its permitted transferees, (i) they will not be redeemable by us, (ii) they (including the shares issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our Sponsor until 30 days after the completion of our initial business combination and (iii) they may be exercised by the holders on a cashless basis.
A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.
Unlike most blank check companies, if

(i)
we issue additional shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price of less than $9.50 per share,

(ii)
the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and

(iii)	the Market Value is below $9.50 per share,
then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $16.50 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 165% of the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

The grant of registration rights to our initial stockholders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our public shares.
Pursuant to an agreement to be entered into concurrently with the issuance and sale of the securities in the IPO, our initial stockholders and their permitted transferees can demand that we register the Private Placement Warrants, the shares issuable upon exercise of the Private Placement Warrants held, or to be held, by them and holders of warrants that may be issued upon conversion of working capital loans may demand that we register such warrants or the shares issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our public shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our public shares that is expected when the securities owned by our initial stockholders or holders of working capital loans or their respective permitted transferees are registered.
A market for our securities may not be sustained, which would adversely affect the liquidity and price of our securities.
The price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions. Furthermore, an active trading market for our securities may not be sustained. Security holders may be unable to sell their securities unless a market can be sustained.
Provisions in our Second Amended and Restated Certificate of Incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our public shares and could entrench management.
Our Second Amended and Restated Certificate of Incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.
Section 203 of the DGCL affects the ability of an “interested stockholder” to engage in certain business combinations, for a period of three years following the time that the stockholder becomes an “interested stockholder.” We elect in our certificate of incorporation not to be subject to Section 203 of the DGCL. Nevertheless, our certificate of incorporation contains provisions that have the same effect as Section 203 of the DGCL, except that it provides that affiliates of our Sponsor and their transferees will not be deemed to be “interested stockholders,” regardless of the percentage of our voting stock owned by them, and will therefore not be subject to such restrictions. These charter provisions may limit the ability of third parties to acquire control of our company.
Risks Relating to the Cannabis Industry
Business combinations with companies operating in the cannabis industry entail special considerations and risks. If we complete a business combination with a target business in the cannabis industry, we will be subject to, and possibly adversely affected by, the risks set forth below. However, our efforts in identifying prospective target businesses may not be limited to the cannabis industry. Accordingly, if we acquire a target business in another industry, these risks will likely not affect us and we will be subject to other risks attendant with the specific industry of the target business which we acquire, none of which can be presently ascertained.
There are risks related to the cannabis industry to which we may become subject.
If we are successful in completing a business combination with a target business with operations in the cannabis industry, we will be subject to, and possibly adversely affected by, the following risks:

•	The cannabis industry is extremely speculative and its legality is uncertain, making it subject to inherent risk;

•
Use, cultivation, manufacturing, processing, transportation, distribution, storage and/or sale of cannabis (other than hemp) that is not in compliance with the U.S. Controlled Substances Act is illegal under U.S. federal law, and therefore, strict enforcement of U.S. federal laws regarding such activities would likely result in our inability to execute a business plan in the cannabis industry;

•
Policies that may be established or revised by the Biden Administration and the U.S. Department of Justice resulting in heightened enforcement of U.S. federal cannabis laws may negatively impact our ability to pursue our prospective business operations and/or generate revenues;

•
U.S. federal courts may refuse to recognize the enforceability of contracts pertaining to any business operations that are deemed illegal under U.S. federal law and, as a result, cannabis-related contracts could prove unenforceable in such courts;

•
Consumer complaints and negative publicity regarding cannabis-related products and services could lead to political pressure on states to implement new laws and regulations that are adverse to the cannabis industry; to not modify existing, restrictive laws and, regulations; or to reverse currently-favorable laws and regulations relating to cannabis;

•	Assets leased to cannabis businesses may be forfeited to the U.S. federal government in connection with government enforcement actions under U.S. federal law;

•
The potential regulation of cannabis by U.S. federal agencies, including the Food and Drug Administration and the Bureau of Alcohol, Tobacco, Firearms and Explosives, including the possible registration of facilities where cannabis is grown, could negatively affect the cannabis industry, which could directly affect our financial condition;

•
Due to our proposed involvement in the regulated cannabis industry, we may have a difficult time obtaining the various insurance policies that are needed to operate our business, which may expose us to additional risks and financial liabilities;

•
The cannabis industry may face significant opposition from other industries that perceive cannabis products and services as competitive with their own, including, but not limited, to the pharmaceutical industry, adult beverage industry, and the tobacco industry, all of which have powerful lobbying and financial resources;

•
Many national and regional banks have been resistant to doing, or have refused to do, business with cannabis companies because of the uncertainties and prohibitions presented by federal law. As such, we may have difficulty accessing the service of banks and similar depositary institutions, which may inhibit our ability to open bank accounts or otherwise utilize traditional banking services;

•
Many investors, lenders, and other financial institutions have been resistant to doing, or have refused to do, business with cannabis companies because of the uncertainties and prohibitions presented by federal law. As such, we may have a difficult time obtaining financing in connection with our initial business combination or thereafter;

•
Laws and regulations affecting the regulated cannabis industry are varied, broad in scope, and subject to evolving interpretations, and may restrict the use of the assets or properties we acquire, or require certain additional regulatory approvals, any of which could materially adversely affect our operations;

•
U.S. national securities exchanges may not list companies engaged in the cannabis industry, and U.S. securities clearing firms may not clear trades of the publicly-traded securities of companies engaged in the cannabis industry, potentially limited our ability to efficiently access capital markets;

•
Section 280E of the Internal Revenue Code of 1986, as amended, which substantially disallows a tax deduction for any amount paid or incurred in carrying on any trade or business that consists of trafficking in controlled substances prohibited by federal or state law, may prevent us from deducting certain business expenditures, which would increase our net taxable income; and

•	Risks similar to those discussed above based on regulations of other jurisdictions in which a prospective target may operate or be organized.
Any of the foregoing could have an adverse impact on our operations following a business combination.
Cannabis is currently illegal under U.S. federal law and in other jurisdictions
If we complete a business combination with a target in the cannabis industry, our ability to achieve our business objectives will be contingent, in part, upon the legality of the cannabis industry, our compliance with regulatory requirements enacted by various governmental authorities, and our obtaining all regulatory approvals, where necessary. Although hemp (a specific form of cannabis) and hemp-derived cannabinoids are no longer considered a controlled substance under U.S. federal law, as a result of the Agriculture Improvement Act of 2018, as amended, cannabis otherwise remains a Schedule I controlled substance in the United States and is currently illegal under U.S. federal law. Even in those U.S. states in which the adult use of cannabis has been legalized, its use, possession, cultivation, manufacturing, and distribution remains a violation of U.S. federal law. Since U.S. federal laws criminalizing the use of cannabis preempt state laws that legalize its use, continuation of U.S. federal law in its current state regarding cannabis could limit our ability to do business in the United States if we complete such a transaction. Similar issues of illegality apply in other countries.

We only intend to target companies that are compliant with all applicable state, commonwealth, and municipal laws and regulations within the jurisdictions in which they are located or operate and, in particular, we will not invest in, or consummate a business combination with, a target business that we determine has been operating, or whose business plan is to operate, in violation of the U.S. Controlled Substances Act. A cannabis industry business will be subject to a variety of laws, regulations, and guidelines relating to cannabis, as well as laws and regulations relating to health and safety, the conduct of operations and the protection of the environment. Changes to such laws, regulations, and guidelines, as well as the enforcement thereof, may cause adverse effects on our ability to identify and acquire a target company that meets these legal and regulatory requirements at the time of acquisition.
The laws and regulations governing cannabis are still developing, including in ways that we may not foresee. Any amendment to or replacement of existing laws to make them more onerous, or delays in amending or replacing existing laws to liberalize the legal possession and use of cannabis, or delays in obtaining, or the failure to obtain, any necessary regulatory approvals, may significantly delay or impact negatively our ability to consummate an initial business combination, the markets in which we operate, products, and sales initiatives, and could have a material adverse effect on our business, liquidity, financial condition, and/or results of operations.
The approach to the enforcement of cannabis laws may be subject to change or may not proceed as previously outlined.
As a result of the conflicting views between state legislatures and the federal government regarding cannabis, investments in cannabis businesses in the United States are subject to inconsistent regulation and enforcement policies. A response to this inconsistency was addressed in August 2013 when then Deputy U.S. Attorney General James Cole, authored a memorandum (the “Cole Memorandum”) addressed to all United States district attorneys acknowledging that, notwithstanding the designation of cannabis as a controlled substance at the federal level in the United States, several U.S. states have enacted laws relating to cannabis for medical purposes. The Cole Memorandum outlined certain priorities for the Department of Justice relating to the prosecution of cannabis offenses, primarily that the Department of Justice should be focused on addressing only the most significant threats related to cannabis, and that states where medical cannabis had been legalized were not characterized as a high priority.
In March 2017, newly-appointed Attorney General Jeff Sessions noted limited federal resources and acknowledged that much of the Cole Memorandum had merit; however, he disagreed that it had been implemented effectively and, on January 4, 2018, Attorney General Jeff Sessions authored a memorandum (the “Sessions Memorandum”), which rescinded the Cole Memorandum. As a result of the Sessions Memorandum, federal prosecutors are no longer specifically guided with respect to prosecutorial discretion to decide whether to prosecute cannabis activities, despite the existence of state-level laws that may be inconsistent with federal prohibitions. As of March 11, 2021, Merrick B. Garland is serving as Attorney General. It is unclear what position the new Attorney General will take on the enforcement of federal laws with regard to the U.S. cannabis industry.
Additionally, the Rohrbacher-Farr Amendment has been adopted by Congress in successive budgets since 2015. The Amendment prohibits the Department of Justice from spending funds appropriated by Congress to enforce the tenets of the CSA against the medical cannabis industry in states that have legalized such activity. This Amendment has historically been passed as an amendment to omnibus appropriations bills, which by their nature expire at the end of a fiscal year or other defined term. The Rohrbacher-Farr Amendment (now known colloquially as the “Joyce-Leahy Amendment” after its most recent Sponsors) was included in the Consolidated Appropriations Act, 2021, which was enacted into law on December 21, 2020, and funds the departments of the federal government through the fiscal year ending September 2021. There is no assurance that such limitations will remain in place or be renewed in the future.
Violations of any U.S. federal laws and regulations could result in significant fines, penalties, administrative sanctions, convictions or settlements arising from civil proceedings conducted by either the U.S. federal government or private citizens, or criminal charges, including, but not limited to, disgorgement of profits, cessation of business activities, or divestiture. Any proceedings to enforce such laws could have a material adverse effect on an issuer’s business, revenues, operating results and financial condition as well as the issuer’s reputation, even if such proceedings were concluded successfully in favor of the issuer. In the extreme case, such proceedings could ultimately involve the prosecution of key executives of the issuer or the seizure of corporate assets.

Any investments or acquisitions in the United States may be subject to applicable anti-money laundering laws and regulations.
If we were to acquire or invest in a U.S. cannabis industry business, we would be subject to a variety of laws and regulations domestically and in the United States that involve money laundering, financial recordkeeping and proceeds of crime, including the
Currency and Foreign Transactions Reporting Act of 1970
(commonly known as the Bank Secrecy Act), as amended by Title III of the
Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001
(USA PATRIOT Act), and any related or similar rules, regulations or guidelines, issued, administered or enforced by governmental authorities in the United States.
In February 2014, the Financial Crimes Enforcement Network of the U.S. Department of the Treasury issued a memorandum providing instructions to banks seeking to provide services to cannabis-related businesses (the “FinCEN Memo”). The FinCEN Memo states that, in some circumstances, it is permissible for banks to provide services to cannabis-related businesses without risking prosecution for violation of U.S. federal money laundering laws. It is unclear at this time whether the current administration will follow the guidelines of the FinCEN Memo.
In the event that the Corporation’s investments, or any proceeds thereof, any dividends or distributions therefrom, or any profits or revenues accruing from such investments in the United States were found to be in violation of money laundering legislation or otherwise, such transactions may be viewed as proceeds of crime under one or more of the statutes noted above or any other applicable legislation. Violations of any U.S. federal laws and regulations could result in significant fines, penalties, administrative sanctions, convictions, or settlements arising from civil proceedings conducted by either the U.S. federal government or private citizens, or criminal charges, including, but not limited to, disgorgement of profits, cessation of business activities, or divestiture.
Any potential growth in the cannabis industry continues to be subject to new and changing state and local laws and regulations.
Continued development of the U.S. cannabis industry is dependent upon continued legislative legalization of cannabis at the state, commonwealth, and local levels, and a number of factors could slow or halt progress in this area, even where there is public support for legislative action. Any delay or halt in the passing or implementation of legislation legalizing cannabis use, or its cultivation, manufacturing, processing, transportation, distribution, storage, and/or sale, or the re-criminalization
or restriction of cannabis at the state, commonwealth, and/or local levels could negatively impact our business. Additionally, changes in applicable state, commonwealth, and local laws or regulations, including zoning restrictions, permitting requirements, and fees, could restrict the products and services we may offer, or impose additional compliance costs on us or our customers. Violations of applicable laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our operations. We cannot predict the nature of any future laws, regulations, interpretations or applications, and it is possible that regulations may be enacted in the future that will be materially adverse to our business.
We may operate a highly-regulated business and any failure or significant delay in obtaining regulatory approvals could adversely affect our ability to conduct our business.
Achievement of our business objectives will be contingent, in part, upon compliance with the regulatory requirements enacted by applicable government authorities and obtaining all regulatory approvals, where necessary, for the sale of our products. We cannot predict the time required to secure all appropriate regulatory approvals for our products, additional restrictions that may be placed on our business, or the extent of testing and documentation that may be required by government authorities result from cannabis-specific laws and regulations. Any delays in obtaining, or failure to obtain, regulatory approvals would significantly delay the development of markets and products and could have a material adverse effect on our business, results of operation, and financial condition.

To the extent we acquire cannabis businesses or assets in the United States in connection with our qualifying transaction, there may be a restriction on the deduction of certain expenses.
Section 280E of the United States Tax Code generally prohibits businesses from deducting or claiming tax credits with respect to expenses paid or incurred in carrying on any trade or business if such trade or business (or the activities which comprise such trade or business) consists of trafficking in controlled substances (within the meaning of Schedule I and II of the U.S. Controlled Substance Act of 1970, as amended) which is prohibited by U.S. federal law or the law of any state in which such trade or business is conducted. Section 280E currently applies to businesses operating in the cannabis industry, irrespective of whether such businesses are licensed and operating in accordance with applicable state laws. The application of Code Section 280E generally causes such businesses to pay higher effective U.S. federal tax rates than similar businesses in other industries. The impact of Code Section 280E on the effective tax rate of a cannabis business generally depends on how large the ratio of non-deductible
expenses is to the business’ total revenues. The U.S. Internal Revenue Service has not yet provided guidance on whether an ancillary cannabis business is considered to be trafficking in controlled substances and therefore subject to Code Section 280E. The application of Code Section 280E to any business that we may acquire as part of our qualifying transaction, if any, may adversely affect our profitability and, in fact, may cause us to operate at a loss.
To the extent we acquire cannabis businesses or assets, there may be a lack of access to U.S. bankruptcy protections.
Because cannabis is illegal under U.S. federal law, many courts have denied businesses operating in or with the cannabis industry protections under the U.S. federal bankruptcy code. If a company we acquire as part of a qualifying transaction were to experience a bankruptcy or insolvency, although certain remedies may be available under state law, there is no guarantee that U.S. federal bankruptcy protections would be available, which could have a material adverse effect on the financial condition and prospects of such business and on the rights of its lenders and security holders.
U.S. regulations relating to hemp and hemp-derived CBD products are unclear and rapidly evolving.
We may acquire a business involved in the production, distribution, or sale of hemp and/or hemp-derived CBD products. Participation in the market for hemp-derived CBD products in the United States and elsewhere may require us to employ novel approaches to existing regulatory pathways. Although the passage of the Farm Bill in December 2018 legalized the possession, cultivation, manufacture, and sale of hemp in the United States, allowing for the production of products containing hemp, CBD and other non-THC-derived
cannabinoids, the FDA currently does not allow for the introduction into interstate commerce of foods, beverages, or dietary supplements containing hemp-derived CBD. If we acquire such a target business, it is unclear how the FDA would respond to the approach taken by such business, or whether the FDA will propose or implement new or additional regulations regarding such products. In addition, such products may be subject to regulation at the state, commonwealth, or local levels. Unforeseen regulatory obstacles may hinder our ability to successfully compete in the market for such products.
We may become involved in regulatory or agency proceedings, investigations, and audits.
Businesses in the cannabis industry, and the business of the suppliers from which we may acquire the products we may sell, require compliance with many laws and regulations. Failure to comply with these laws and regulations could subject us or such suppliers to regulatory or agency proceedings or investigations, and could also lead to damage awards, fines and penalties. We or such suppliers may become involved in a number of government or agency proceedings, investigations, and audits. The outcome of any regulatory or agency proceedings, investigations, audits, and other contingencies could harm our reputation or the reputations of the products and brands that we may sell, require us to take, or refrain from taking, actions that could harm our operations, or require us to pay substantial amounts of money, harming our financial condition. There can be no assurance that any pending or future regulatory or agency proceedings, investigations, and audits will not result in substantial costs or a diversion of management’s attention and resources, or have a material adverse impact on our business, financial condition, and results of operations.
The cannabis industry is highly competitive and evolving.
The market for businesses in the cannabis industry is highly competitive and evolving. There may be no material aspect of our business that is protected by patents, copyrights, trademarks, trade names, or trade secrets laws, and we may face strong competition from larger companies, including in our search for an initial business combination and those that may offer similar products and services to ours following our initial business combination. Our potential competitors may have longer operating histories, significantly greater financial, marketing or other resources, and larger client bases than we will, and there can be no assurance that we will be able to successfully compete against these or other competitors. Additionally, because the cannabis industry is at an early stage, a potential target cannabis company may face additional competition from new entrants.
To remain competitive, a target business may require a continued high level of investment in research and development, marketing, sales, and client support. However, a potential target business may not have sufficient resources to maintain research and development, marketing, sales, and client support efforts on a competitive basis, which could materially and adversely affect the business, financial condition, and results of operations of the company. Additionally, as new technologies related to the cultivation, processing, manufacturing, and research and development of cannabis are being explored, there is potential for third party competitors to be in possession of superior technology that would reduce any relative competitiveness a potential business target may have.

As the legal landscape for cannabis continues to evolve, it is possible that the cannabis industry will undergo consolidation, creating larger companies with greater financial resources, manufacturing, marketing capabilities, and product offerings. Given the rapid changes affecting the global, national, and regional economies generally and the cannabis industry, in particular, we may not be able to create and maintain a competitive advantage in the marketplace. Our success will depend on our ability to keep pace with any changes in our markets, particularly, legal and regulatory changes. For example, it is likely that we, and our competitors, will seek to introduce new products in the future. Our success will also depend on our ability to respond to, among other things, changes in the economy, market conditions, and competitive pressures. Any failure by us to anticipate or respond adequately to such changes could have a material adverse effect on our financial condition and results of operations.
We and our customers may have difficulty accessing the service of banks, which may make it difficult to sell products and services.
Financial transactions involving proceeds generated by cannabis-related conduct can form the basis for prosecution under federal money laundering statutes, unlicensed money transmitter statutes, and the U.S. Bank Secrecy Act. Guidance issued by the Financial Crimes Enforcement Network (“FinCEN”), a division of the U.S. Department of the Treasury, on February 14, 2014 (the “FinCEN Memo”), clarifies how financial institutions may provide services to cannabis-related businesses consistent with their obligations under the Bank Secrecy Act. Despite the rescission of memoranda that had de-prioritized
the enforcement of federal law against individuals and entities that use, possession, manufacture, or distribute cannabis, who are otherwise compliant with laws of states that permit such activities, FinCEN has not rescinded the FinCEN Memo. While this memo appears to be a standalone document and is presumptively still in effect, FinCEN could elect to rescind the FinCEN Memo at any time. Federally-chartered banks and many other depositary institutions remain hesitant to, or refuse to, offer banking services to cannabis-related businesses. Consequently, those businesses involved in the cannabis industry continue to encounter difficulty establishing banking relationships. Although U.S. federal legislation is pending to permit access by cannabis industry operators to depositary institutions, through the Secure and Fair Enforcement Banking Act of 2019, which passed the House of Representatives on September 25, 2019, there can be no assurance that any such legislation will be enacted into law. Our inability to maintain bank accounts would make it difficult for us to operate our business, increase our operating costs, and pose additional operational, logistical, and security challenges, and could result in our inability to implement our business plan.
The development and operation of businesses in the cannabis industry may require additional financing, which may not be available on favorable terms, if at all.
Due to the growth in the cannabis industry, the continued development and operation of businesses in the cannabis industry may require additional financing. Due to the fact that cannabis remains illegal under U.S. federal law, many investors, lenders, and financial institutions are hesitant to, or refuse to, do business with cannabis-related businesses. The failure to raise such capital could result in the delay or indefinite postponement of current business objectives or the cessation of business. There can be no assurance that additional capital or other types of financing will be available if needed or that, if available, the terms of such financing will be favorable.
Third parties with which we do business may perceive themselves as being exposed to reputational risk by virtue of their relationship with us and may ultimately elect not to do business with us.
If we acquire a target business in the cannabis industry, the parties with which we do business may perceive that they are exposed to reputational risk as a result of our cannabis business activities. Failure to establish or maintain business relationships could have a material adverse effect on us.
Certain events or developments in the cannabis industry more generally may impact our reputation.
Damage to our reputation can result from the actual or perceived occurrence of any number of events, including any negative publicity, whether true or not. If we acquire a target business in the cannabis industry, because cannabis has been historically and commonly associated with various other narcotics, violence and criminal activities, there is a risk that our business might attract negative publicity. There is also a risk that the actions of other companies and service providers and customers in the cannabis industry may negatively affect the reputation of the industry as a whole and thereby negatively impact our reputation. The increased usage of social media and other web-based
tools used to generate, publish, and discuss user-generated content and to connect with other users has made it increasingly easier for individuals and groups to communicate and share negative opinions and views in regards to our activities and the cannabis industry in general, whether true or not. We do not ultimately have direct control over how we or the cannabis industry is perceived by others. Reputational issues may result in decreased investor confidence, increased challenges in developing and maintaining community relations and present an impediment to our overall ability to advance our business strategy and realize on our growth prospects.

General Risk Factors
We have no revenues, and security holders have no basis on which to evaluate our ability to achieve our business objective.
We have no revenues and there is no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning an initial business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.
Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination and results of operations.
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly.
Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination and results of operations.
We are an “emerging growth company” and “smaller reporting company” within the meaning of the Securities Act and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies will make our securities less attractive to investors.
We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our shares held by non-affiliates
exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation
S-K.
Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our shares held by non-affiliates
exceeds $250 million as of the prior June 30, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our shares held by non-affiliates
exceeds $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.
Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”
At December 31, 2021, we had $771,386 in cash and working capital of $799,481. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Management’s plans to address this need for capital are discussed in the section of this Form
10-K
titled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Form
10-K
do not include any adjustments that might result from our inability to consummate this offering or our inability to continue as a going concern.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2.	PROPERTIES
Our executive offices are located at 60 Walnut Avenue, Suite 400, Clark, NJ 07066 and our telephone number is (732)
340-0700.
Our executive officers are provided to us by our Sponsor at no charge. We consider our current office space adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS
We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES
Not Applicable.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our units began to trade on Nasdaq under the symbol “AVHIU” on October 15, 2021. The public shares of our common stock began trading on Nasdaq on November 17, 2021 under the symbol “AVHI” while the warrants began trading on Nasdaq on November 17, 2021 under the symbol “AVHIW.”

Holders of Record
As of March 4, 2022, there was an aggregate of 12,500,000 shares of Common Stock issued and outstanding, with one holder of record of our Units, two holders of record of our separately traded public shares, and two holders of record of our separately traded public warrants. The number of record holders does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies held through Cede & Co.
Dividends
We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.
Securities Authorized for Issuance Under Equity Compensation Plans
None.
Recent Sales of Unregistered Securities
On October 19, 2021, the Company consummated its IPO of 10,000,000 Units. Each Unit consisted of one share of Common Stock and one redeemable Warrant, with each whole Warrant entitling the holder thereof to purchase three quarters of one share of Common Stock for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $100,000,000.
Simultaneously with the closing of the IPO, pursuant to the Sponsor Private Placement Warrants Purchase Agreement, the Company completed the private sale of an aggregate of 7,133,333 warrants our Sponsor at a purchase price of $0.75 per Private Placement Warrant, generating gross proceeds to the Company of $5,350,000. The Private Placement Warrants are identical to the Warrants included in the Units sold as part of the Units in the IPO, except as otherwise disclosed in the Registration Statement. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.
A total of $101,500,000, comprised of a portion of the proceeds from the IPO after offering expenses and the proceeds of the sale of the Private Placement Warrants, was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee. Except with respect to interest earned on the funds held in the trust account that may be released to the Company to pay its taxes (less up to $100,000 interest to pay dissolution expenses), the funds held in the trust account will not be released from the trust account until the earliest of (i) the completion of the Company’s initial business combination, (ii) the redemption of any of the Company’s public shares properly submitted in connection with a stockholder vote to amend the Company’s Second Amended and Restated Certificate of Incorporation (a) to modify the substance or timing of its obligation to redeem 100% of the Company’s public shares if it does not complete its initial business combination within 15 months (or 18 months, if extended upon request by our Sponsor and through resolution of our board of directors, as described in the Registration Statement) from the October 19, 2021 closing of the IPO or (b) with respect to any other provision relating to stockholders’ rights or pre-initial business
combination activity and (iii) the redemption of the Company’s public shares if it is unable to complete its initial business combination within 15 months (or 18 months, if extended upon request by our Sponsor and through resolution of our board of directors, as described in the Registration Statement) from the October 19, 2021 closing of the IPO, subject to applicable law. The funds placed in the trust account will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule
2a-7
of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a business combination and (ii) the distribution of the trust account, as described below

Use of Proceeds
For a description of the use of the proceeds generated in our initial public offering, see Part II, Item 7 below, titled “
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
” of this
Form 10-K.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Any purchases by our Sponsor, officers, directors and/or their affiliates who are affiliated purchasers under Rule
10b-18
under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule
10b-18,
which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule
10b-5
of the Exchange Act. Rule
10b-18
has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our Sponsor, officers, directors and/or their affiliates will not make purchases of common stock if the purchases would violate Section 9(a)(2) or Rule
10b-5
of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchases are subject to such reporting requirements.

ITEM 6.	SELECTED FINANCIAL DATA
As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
All statements other than statements of historical fact included in this Report including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Overview
We are a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more target businesses. We intend to effectuate our business combination using cash from the proceeds of our IPO and the sale of the placement units that occurred simultaneously with the completion of our IPO, our capital stock, debt or a combination of cash, stock and debt.
We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.
Results of Operations
We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through December 31, 2021, were organizational activities and those necessary to prepare for the IPO, described below, and since the IPO, the search for a prospective initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination, at the earliest. We expect to generate non-operating
income in the form of interest income from the proceeds of the IPO placed in the trust account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the year ended December 31, 2021, we had a net income of $7,375,422, which primarily consists change in fair value of warrant liabilities of $7,632,666 and over-allotment income of 95,104 offset by operating expenses of $182,920, accrual of Delaware franchise taxes of $114,262 and transaction cost allocated to warrant issuance $57,041.
Liquidity and Capital Resources
The registration statement for the Company’s IPO was declared effective on October 14, 2021. On October 19, 2021, the Company consummated the IPO of 10,000,000 Units with respect to the Common stock included in the Units being offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $100,000,000, which is discussed in Note 3. The company has selected December 31 as its fiscal year end.
Simultaneously with the closing of the IPO, the Company consummated the sale of 7,133,333 Private Placement Warrants at a price of $0.75 per Private Placement Warrant in a private placement to the Sponsor, for gross proceeds of $5,350,000 which is described in Note 4.
Offering costs for the IPO amounted to $6,101,730, consisting of $2,000,000 of underwriting fees, $3,500,000 of deferred underwriting fees payable (which are held in the trust account) and $601,730 of other costs. As described in Note 6, the $3,500,000 of deferred underwriting fee payable is contingent upon the consummation of a business combination by January 19, 2023 (which is 15 months from the October 19, 2021 closing of our IPO), or April 19, 2023 (which is 18 months from the October 19, 2021 closing of our IPO), subject to the terms of the underwriting agreement. Following the closing of the IPO, $101,500,000 ($10.15 per Unit) from the net proceeds of the sale of the Units in the IPO and the Private Placement Warrants was placed in a trust account.
For the period January 25, 2021 (inception) through December 31, 2021, there was $7,399,417 of cash used in operating activities. Net Cash paid in investing activities was $101,500,000 and Net cash provided by financing activities was $102,773,270 mainly reflecting the proceeds of our IPO and subsequent deposit into the trust account.
At December 31, 2021, we had cash and marketable securities held in the trust account of $101,501,875. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less income taxes payable), to complete our business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
At December 31, 2021, we had cash of $771,386 outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.
In addition, in order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a business combination, the Company would repay the Working Capital Loans out of the proceeds of the trust account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the trust account. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the trust account to repay the Working Capital Loans but no proceeds held in the trust account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2021, the Company had no borrowings under the Working Capital Loans.
Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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
Critical Accounting Policies
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates.
Common Stock Subject to Possible Redemption
We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Net income per Common Stock
Net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture by the Sponsor. At December 31, 2021, the Company did not have any dilutive securities and/or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.
Accounting for Warrants
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the instruments are free standing financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own common shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, was conducted at the time of warrant issuance and as of each subsequent period end date while the instruments are outstanding. Management has concluded that the Public Warrants qualify for equity accounting treatment and the Private Placement Warrants issued pursuant to the warrant agreement qualify for liability accounting treatment.
Recent Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
No. 2020-06,
Debt — debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU
2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU
2020-06
on January 25, 2021 (inception). Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.
The Company has reviewed other recent accounting pronouncements and concluded that they are either not applicable to the Company or no material effect is expected on the financial statement as a result of future adoption

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
As a smaller reporting company we are not required to make disclosures under this Item.

Item 8.	Financial Statements and Supplementary Data
Our financial statements and the notes thereto begin on page
F-1
of this Annual Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures.
Disclosure Controls and Procedures
As of the end of our fiscal year ended December 31, 2021, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in
Rules 13a-15(e) and 15d-15(e) under
the Securities Exchange Act of 1934) was carried out by our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based upon that evaluation, the CEO and CFO have concluded that as of the end of that fiscal year, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to the management of the registrant, including the CEO and CFO, to allow timely decisions regarding required disclosure.

It should also be noted that the CEO and CFO believe that our disclosure controls and procedures provide a reasonable assurance that they are effective, they do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
Management’s Annual Report on Internal Control Over Financial Reporting
This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Controls Over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting that occurred during the fourth quarter of the fiscal year covered by this Annual Report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not Applicable.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following table sets forth information about our directors and executive officers as of March 25, 2022.
Our officers and directors are as follows:

Name	Age	Position
Vikas Desai	30	Chief Executive Officer and Chairman of the Board
Merrick Friedman	33	Chief Investment Officer, Corporate Secretary and Director
Mitchell Hara	57	Chief Operating Officer and Chief Financial Officer
Seth Farbman	55	Director
Kevin K. Albert	69	Director
Harry DeMott	55	Director
Mark A. Pelson	60	Director
Timothy J. Seymour	55	Director
Vikas Desai
has been a member on our board of directors and the Chief Executive Officer since January 2021. In early 2018, he founded Welcan Capital, a predecessor of Achari Ventures, a venture capital firm focused in the cannabis industry. Achari Ventures invests in high-impact, foundational companies across early-stage plant touching and ancillary businesses and currently has a portfolio of 24 companies within the platform. Mr. Desai has been employed by Welcan Strategic Opportunities Fund, which is part of the Achari Ventures platform, since 2018, and in late 2021, he began employment with Achari Ventures Fund I LP, also part of the Achari Ventures platform. Prior to Welcan, Mr. Desai was a private equity investor at Oaktree Capital Management, a $100 billion alternative asset manager, from June 2015 to June 2017, where he completed over $2 billion in transactions. Mr. Desai began his career at Morgan Stanley in the Investment Banking division from July 2013 to June 2015, focusing on real estate mergers and acquisitions and capital markets, where he completed approximately 15 deals representing approximately $15 billion in transaction value. He graduated with a Bachelor of Science in Finance & Environmental Studies from the Stern School of Business at New York University.

Merrick Friedman
has served as our Chief Investment Officer and Corporate Secretary since February 2021, and as a member of our board of directors since October 2021. Mr. Friedman joined Welcan Capital (now Achari Ventures) in June 2019. Mr. Friedman has been employed by Welcan Strategic Opportunities Fund, which is part of the Achari Ventures platform, since 2019, and in late 2021, he began employment with Achari Ventures Fund I LP, also part of the Achari Ventures platform. Prior to joining Welcan Capital, Mr. Friedman spent over four years at Long Pond Capital, from January 2015 to early 2019, an approximately $3 billion long / short equity hedge fund focused on fundamental and value-oriented investing. Before joining Long Pond, from 2013 to 2014 Mr. Friedman was at The Raine Group, or Raine, a global merchant bank. At Raine, he was responsible for providing mergers and acquisitions advisory services and evaluating growth equity investments in the media, entertainment and telecommunications industries. While at Raine, Mr. Friedman completed over $30 billion in transaction value. Mr. Friedman began his career in 2012 at Deutsche Bank in the Natural Resources Investment Banking group. He graduated magna cum laude with a Bachelor of Science in Economics from the Wharton School at the University of Pennsylvania.
Mitchell Hara
has served as our Chief Operating Officer and Chief Financial Officer since February 2021. Mr. Hara is an accomplished corporate executive, investment banker and investor with over 30 years of experience operating in dynamic and disruptive environments in the cannabis, consumer products and retail industries. Throughout his career, he has originated, structured and negotiated over $60 billion in mergers, acquisitions, divestitures, restructurings, leveraged buyouts and structured debt and equity financings, and has helped create over $1.2 billion in shareholder value in executive roles in public and private companies. Since 2018, Mr. Hara has served as an independent consultant to companies in the cannabis industry. From March 2019 to March 2021, Mr. Hara served as Senior Advisor at Hand In Hand Soap, or HIHS, a high-growth,
ESG-centric
personal care brand with a dedicated mission of sustainability and give-back, where he also served as Interim Chief Executive Officer from September 2020 to December 2020. From 2019 to 2020, after he had served as a consultant for Clever Leaves International, Inc. (formerly known as Northern Swan Holdings) (NASDAQ: CLVR) for 5 months, Mr. Hara was Head of Mergers & Acquisitions and Business Development at the same company, believed to be one of the largest licensed cannabis cultivators and extractors, by capacity, on a global scale, where he was responsible for all of the company’s investments, acquisitions and business development efforts. Together with his other consulting endeavors, Mr. Hara has over 3 years of cannabis industry experience. From 2016 to 2018, Mr. Hara was Chief Executive Officer of Beekman 1802, a high-growth, premium branded consumer products company, where he originated and executed the acquisition of its largest licensee, creating immense stockholder value. From 2011 to 2015, Mr. Hara was SVP of Corporate Strategy/Mergers and Acquisitions at HSN, Inc., then a publicly traded company, and now part of Qurate Retail Group (NASDAQ: QRTEA). At HSN, Inc. Mr. Hara launched its VC Incubator, optimized its catalog portfolio via mergers and acquisitions, and initiated and implemented its dividend and share buyback programs, creating substantial stockholder value. Prior to his operating career, Mr. Hara was a Managing Director in the Mergers & Acquisitions and Restructuring Group at Peter J. Solomon Company, from 2007 through 2010, and an Associate Director from 1996 to 1999. From 2004 to 2007, Mr. Hara was Head of Specialty Retail Investment Banking at Citigroup. From 2003 to 2004, he was a Senior Member at Hill Street Capital. From 1999 through 2001, Mr. Hara was a Director in the Retail Investment Banking Group at Merrill Lynch & Co., Inc. From 1993 through 1996, he was an Associate in the Consumer M&A Group at Wasserstein Perella & Co., Inc. Mr. Hara began his career as a Financial Analyst at Citicorp Investment Bank in Leveraged Finance and Syndication from 1986 through 1989, and was seconded to Citicorp International, KK, in Tokyo, to build the Private Placement & Loan Syndication desk from 1989 to 1991.
He currently serves on the advisory boards at Grand Slam Partners, GreenWave Advisors, Kirsh Helmets and IBP Institute, and is a mentor at HBS Start Up Partners and a member of HBS Alumni Angels of Greater New York. Mr. Hara has an MBA from Harvard Business School and a BS in Finance from Syracuse University.
Seth Farbman
has served as a member of our board of directors since October 2021. Mr. Farbman is an Executive Fellow at Yale University, primarily within the School of Management. In addition to lecturing, he provides real-world insights on business, marketing and technology to students, faculty and administration. He joined the university in November 2018, before retiring from Spotify in January 2019, where he served as Chief Marketing Officer from March 2015. During his four year tenure, Spotify grew to over 250 million customers in 65 countries, becoming the world’s largest music streaming service and one of the 100 most valuable global brands. Mr. Farbman managed Spotify’s B2C and B2B marketing teams, as well as public relations, customer support, brand, creative and design, marketing sciences and analytical teams. In 2018, Mr. Farbman helped Spotify accomplish one of the most successful public offerings in years. In June 2018, Mr. Farbman was named World’s Most Innovative CMO by Business Insider, and, for the eighth year in a row, ranked on of Forbes’ Most Influential CMO’s. He was also recognized among the 50 most creative people in the world by Creativity. While at Spotify, Mr. Farbman built a best-in-class
marketing and communications team that has been recognized for its unique combination of deep data and world-class creativity, which led to the internal creative team being named Advertising Age’s 2018 Agency of the Year. At the Cannes Lions International Festival for Creativity, Spotify was awarded 11 Lions and named the 2018 Brand of the Year. Prior to joining Spotify, Mr. Farbman was the Chief Marketing Officer of Gap, then the world’s largest specialty apparel company. In his five years at Gap, he drove a turnaround that returned the company to growth for the first time in a decade and increased the company’s share price almost three-fold. He helped achieve the results by reshaping the entire global marketing function and shifting the product and marketing development to a new, younger segment of customers. He also oversaw the expansion of the Gap brand into new markets, such as China and South Africa. Before Gap, Mr. Farbman was the
co-founder
and President of OgilvyEarth, one of the first sustainability-focused marketing consultancy and party of the WPP/Ogilvy agency network. Recognizing the new opportunity in the sustainability movement, Mr. Farbman worked with global companies, such as DuPont, GE, Unilever, IBM, Coca-Cola and Siemens to help guide their product development roadmaps and marketing strategies to address customer demand for more environmentally and socially responsible products and services. Additionally, at the request of the United Nations Secretary-General Ban
Ki-moon,
he created the largest-ever pro bono consumer campaign to raise support for the U.N. effort to secure a multi-lateral environmental agreement between its member countries. Mr. Farbman began his marketing career at two mobile communications startups that merged with carriers Verizon Wireless and AT&T Wireless. He led national marketing and communications teams during the most rapid expansion of the mobile industry. Mr. Farbman is a trained journalist, working primarily for ABC and NBC television stations in the six years immediately after graduate school. Mr. Farbman currently services as a member of the board of directors of Snagajob and Dashlane, and also served as the interim Chief Executive Officer from September 2020 to February 2021. He is senior advisor to several high growth companies, including Peloton, Grubhub, Perfect Day Foods, Sunwink, Noom and The New York Times. He has an M.S. in Journalism from the S.I. Newhouse School of Communications at Syracuse University.

Kevin K. Albert
has served as a member of our board of directors since October 2021. Mr. Albert is a retired investment banker. He is currently managing a portfolio of private investments, the majority of which are in the legal cannabis industry. He serves on the boards of directors of Harborside Inc. (CSE:HBOR) since October 2020, and Octavius Group Holdings Inc., (doing business as “Flow Kana”) January 2020, a private company in the cannabis industry. He also serves as the Chairman of the board of Osiris Ventures, Inc. dba, NorCal Cannabis Company. Mr. Albert is also an independent director on the board of Neighborhood Holdings, Inc. a private real estate management company which enables renters to build financial equity in their homes and neighborhoods. From 2010 until his retirement in December 2019, Mr. Albert was a Senior Partner of Pantheon Ventures LLC and a member of its six-person
Partnership Board. For most of his tenure at Pantheon, Mr. Albert was responsible for the firm’s global business development, including all product marketing and business development activities. During this time, Pantheon’s assets under management increased from approximately $25 billion to approximately $50 billion. Prior to joining Pantheon, he was a Managing Director and co-founder
of Elevation Partners, a private equity firm that made investments in market-leading consumer-tech businesses such as Facebook and Yelp. Prior to Elevation, Mr. Albert worked in the investment banking division of Merrill Lynch & Co. for 24 years where, for most of this time, he served as a Managing Director and the Global Head of the Private Placement Group managing the market leading private equity fund placement business. From 2006 until 2017, Mr. Albert served as an independent director on the board of Merrill Lynch Ventures, LLC (“Merrill”), a series of private equity partnerships offered to key Merrill Lynch employees. From 1999 to 2000, he also was responsible for the middle market mergers and acquisitions group at Merrill, advising on sell-side mergers and acquisitions, primarily for clients of the firm’s brokerage side. Beginning in 2010, Mr. Albert was an independent director, chairman of the audit committee and a member of the corporate governance and nominating committee of Dover Saddlery, Inc. the leading multichannel equestrian retailer in the United States prior to its purchase and take-private transaction by a private equity firm in 2015. Mr. Albert has a BA and an MBA from the University of California, Los Angeles where he continues to be involved as the Chair of the Board of Visitors of the Economics Department.
Harry DeMott
has served as a member of our board of directors since October 2021. Mr. DeMott is a seasoned investor, operator and board director. He is the founder and CEO of Temerity Media Inc. (d/b/a Proper), a cannabis data-business connecting customers, brands and retailers. He is the former CEO of Ticket Evolution, the ticket industry’s premier B2B exchange, a portfolio company of Raptor Ventures I LP (“Raptor”), where Mr. DeMott is General Partner. Through Raptor, Mr. DeMott sits on the board of directors of Security Point Media. Outside of Raptor, Mr. DeMott sits on the board of Workhouse Group Inc. (NASDAQ:WKHS), where he previously chaired the compensation committee where he remains a member, and serves on the nominating and governance committee. He is involved in a number of investment activities through Harmerle Investments and Chelsea Realty, two family owned and operated vehicles. Recently, Mr. DeMott was CEO of Australis Capital (NASDAQ:AUSA), a spinoff of Aurora, focused on U.S. cannabis. Starting out as a board director in April 2019, Mr. DeMott was later appointed to the CEO position until a new board of directors was elected in the 2020 annual general meeting. Through Harmerle Investments, he was an early investor in Columbia Care (NASDAQ:CCHWF) and he is also an investor in Evolvd Cannabis, Kinslips and Groundworks, the holding company for the Serra and Electric Lettuce chains of dispensaries in Oregon. Mr. DeMott has long been involved in music and entertainment investments with current investments in Hi.Fi, Violet Crown Cinemas, Urban Airship and Big Room. Prior to
co-founding
Raptor, Mr. DeMott was an analyst at Knighthead Capital and King Street Capital, two leading distressed debt funds based in New York City. During his tenure there, and his previously co-founded
hedge fund, Gothic Capital, Mr. DeMott led investments in a variety of venture capital deals such as Pandora, dMarc Broadcasting and Zing. Mr. DeMott started his career on Wall Street at Credit Lyonnais Global Partners, moving to First Boston (Credit Suisse) where he became an institutional investor ranked analyst in broadcasting. He was singled out by the Wall Street Journal as one of the leading stock pickers in his field, and while there helped raise funds for various companies in the radio, television, outdoor advertising and tower sectors. Mr. DeMott attended Trinity School before attending Princeton University where he graduated with an AB in Economics in 1988. He received an MBA in International Finance from NYU’s Stern School of Business in 1991.

Mark A. Pelson
has served as a member of our board of directors since October 2021. Mr. Pelson is a business manager, entrepreneur and investor with over 30 years of experience. Since 2009, Mr. Pelson is the General Partner of PCI, LLC, where he leads investments in information services and telecommunications. Prior to forming PCI, LLC, Mr. Pelson was a Managing Director at Providence Equity Partners (“Providence Equity”) which he joined in 1996. Providence Equity is a leading private equity firm specializing in growth-oriented investments in media, communications, education, software and services and has over 40 billion in assets under management. Mr. Pelson has served on the boards of over a dozen Providence Equity portfolio companies, including Consolidated Communications (NASDAQ:CNSL), American Cellular Corporation, Wireless One, Madison River Telephone Company, Language Line, Telcordia and Wired Inc. Mr. Pelson was responsible for many of Providence Equity’s investments in FCC wireless auctions, local, long haul and undersea fiber optic infrastructure providers, wireless data services, business services and wireless telephony. Prior to joining Providence Equity, Mr. Pelson co-founded
TeleCorp, Inc., a wireless telecommunications company in 1994 which bid in early FCC spectrum auctions. He previously served from 1989 to 1994 in various management positions with AT&T, including general manager of strategic planning and mergers and acquisitions. Mr. Pelson received a Juris Doctorate from Boston University and a Bachelor of Arts degree from Cornell University.
Timothy J. Seymour
has served as a member of our board of directors since October 2021. Mr. Seymour is the founder and Chief Investment Officer of Seymour Asset Management, a registered investment advisor for both asset and wealth management, since January 2014. He brings 25 years of investment experience as a portfolio manager, allocator, and capital markets professional across multiple asset classes. With a background in emerging market and new asset classes, Mr. Seymour was an early investor and participant in the cannabis sector dating back to 2016. He has established himself as a thought leader and industry insider, and has served on multiple advisory boards in the sector. Since July 2019, Mr. Seymour has served as the Portfolio Manager of Amplify Seymour Cannabis ETF (NYSE: CNBS), an actively managed strategy that provides thematic exposure in the high growth and evolving cannabis sector, and a Senior Advisor and member of the investment committee at JW Asset Management, a $1.8 billion firm specializing in cannabis hedge fund products in both public and private equity, since. Mr. Seymour was the Chief Investment Officer and co-founder
of Triogem Asset Management, or Triogem, where the firm’s flagship fund was a long short global equity strategy, from May 2008 to September 2013. Triogem’s investment approach was rooted in running a low volatility portfolio that managed top down risks while employing a rigorous research process to bottom up stock picking. Prior to Triogem, Mr. Seymour was co-founder
and Managing Partner at Red Star Asset Management, or Red Star, where the firm managed a multi-strategy fund investing across Russia and Eastern Europe, from February 2005 to July 2007. Before launching Red Star, from August 1998 to December 2004, he was a Partner and Managing Director at Troika Dialog, or Troika, which was later bought by Sberbank, a Russian state bank. At Troika, Mr. Seymour served various roles, including running the fixed income sales and trading group, launching the firm’s US broker/dealer group and over overseeing all U.S. capital markets activity. Mr. Seymour started his career in November 1996 at UBS Securities, LLC, or UBS, in New York, focusing on international macro, until he left in April 1998. Mr. Seymour received his MBA in International Finance from Fordham University, after which he completed UBS’ capital markets trading program, and his undergraduate degree from Georgetown University.
Number and Terms of Office of Officers and Directors
We have seven directors and our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Seth Farbman and Kevin K. Albert, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Harry DeMott, Mark A. Pelson and Timothy J. Seymour, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Vikas Desai and Merrick Friedman, will expire at the third annual meeting of stockholders.
Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chairman of the Board, Chief Executive Officer, Chief Financial Officer, President, Vice Presidents, Secretary, Treasurer, Assistant Secretaries and such other offices as may be determined by the board of directors.

Our directors and officers play a key role in identifying, evaluating, and selecting target businesses, and structuring, negotiating and consummating our initial acquisition transaction. Except as described below and under “Conflicts of Interest,” none of these individuals is currently a principal of or affiliated with a public company or blank check company that executed a business plan similar to our business plan. We believe that the skills and experience of these individuals, their collective access to acquisition opportunities and ideas, their contacts, and their transaction expertise should enable them to identify successfully and effect an acquisition transaction, although we cannot assure you that they will, in fact, be able to do so.
Family Relationships
There are no family relationships among the officers and directors, nor are there any arrangements or understanding between any of the directors or officers of our Company or any other person pursuant to which any officer or director was or is to be selected as an officer or director.
Involvement in Certain Legal Proceedings
During the last ten years, none of our officers, directors, promoters or control persons have been involved in any legal proceedings as described in Item 401(f) of Regulation
S-K.
Board Meetings; Committee Meetings; and Annual Meeting Attendance
In 2021, our board of directors, our Audit Committee, and our Compensation Committee held three, one and zero meetings, respectively, and our Board of Directors and Audit Committee acted by unanimous written consent on various matters on one and one occasions, respectively.
Officer and Director Qualifications
Our officers and board of directors are composed of a diverse group of leaders with a wide array of professional roles. In these roles, they have gained experience in core management skills, such as strategic and financial planning, financial reporting, compliance, risk management, and leadership development. Many of our officers and directors also have experience serving on boards of directors and board committees of other companies, and have an understanding of corporate governance practices and trends, which provides an understanding of different business processes, challenges, and strategies. Further, our officers and directors also have other experience that makes them valuable, managing and investing assets or facilitating the consummation of business combinations.
We, along with our officers and directors, believe that the above-mentioned attributes, along with the leadership skills and other experiences of our officers and board members described below, provide us with a diverse range of perspectives and judgment necessary to facilitate our goals of consummating an acquisition transaction.
Board Committees
The board of directors has a standing audit and compensation committee. The independent directors oversee director nominations. Each audit committee and compensation committee has a charter, which was filed with the SEC as exhibits to the Registration Statement on
Form S-1
on August 5, 2021.
Audit Committee
We have established an audit committee of the board of directors. Kevin K. Albert, Harry DeMott and Timothy J. Seymour serve as members of our audit committee, and Mr. DeMott will chair the audit committee. Under Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Mr. Albert, Mr. DeMott and Mr. Seymour meet the independent director standard under Nasdaq listing standards and under
Rule 10-A-3(b)(1)
of the Exchange Act.
Each member of the audit committee is financially literate and our board of directors has determined that Harry DeMott qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

•	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;

•	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

•	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;

•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

•
obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•
reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee
We have established a compensation committee of the board of directors. Kevin K. Albert and Mark A. Pelson serve as members of our compensation committee. Under Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Mr. Albert and Mr. Pelson are independent and Mr. Albert chairs the compensation committee.
We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•
reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluations;

•	reviewing and approving on an annual basis the compensation, if any is paid by us, of all of our other officers;

•	reviewing on an annual basis our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

•	if required, producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.
Notwithstanding the foregoing, as indicated above, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Nominating Committee
We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Seth Farbman, Kevin K. Albert, Mark A. Pelson, Harry DeMott and Timothy J. Seymour. In accordance with Rule 5605 of Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.
The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our bylaws.
We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.
Conflicts of Interest
Investors should be aware of the following potential conflicts of interest:
Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations to present the opportunity to such entity, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We believe, however, that the fiduciary duties or contractual obligations of our officers or directors will not materially affect our ability to complete our initial business combination, as we believe any such opportunities presented would be smaller than what we are interested in, in different fields than what we would be interested in, or to entities that are not themselves in the business of engaging in business combinations. Our second amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.
Our officers have agreed not to become an officer or director of any other cannabis-focused special purpose acquisition company with a class of securities registered under the Exchange Act until we have announced a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination within 15 months, which is extendable at our Sponsor’s option to 18 months, as described herein, after the October 19, 2021 closing of our IPO.
Potential investors should also be aware of the following other potential conflicts of interest:

•
None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

•
In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•
Our initial stockholders have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the consummation of our initial business combination. Additionally, our initial stockholders have agreed to waive their redemption rights with respect to any founder shares held by them if we fail to consummate our initial business combination within 15 months, which is extendable at our Sponsor’s option to 18 months, as described herein, after the October 19, 2021 closing of our IPO. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement warrants held in the trust account will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable by our Sponsor until (1) with respect to 50% of the founder shares, the earlier of six months after the date of the consummation of our initial business combination and the date on which the closing price of our common stock exceeds $12.50 per share (as adjusted for share splits, share capitalizations, reorganizations and recapitalizations) for any 20 trading days within any
30-trading
day period commencing after our initial business combination and (2) with respect to the remaining 50% of the founder shares, six months after the date of the consummation of our initial business combination, or earlier, in either case, if, subsequent to our initial business combination, we consummate a liquidation, merger, share exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares for cash, securities or other property. With certain limited exceptions, the private placement warrants and the shares underlying such warrants, will not be transferable, assignable or saleable by our Sponsor or its permitted transferees until 30 days after the completion of our initial business combination. Since our Sponsor and officers and directors may directly or indirectly own common stock and warrants following this offering, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

•
Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors were to be included by a target business as a condition to any agreement with respect to our initial business combination.

•
Our Sponsor, officers or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our Sponsor or an affiliate of our Sponsor or any of our officers or directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into warrants at a price of $0.75 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The $1,500,000 conversion limit does not apply to notes issued to our Sponsor in connection with an extension of time available for completing an initial business combination.

The conflicts described above may not be resolved in our favor.
In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would not be fair to our company and its stockholders for the opportunity not to be brought to the attention of the corporation.
Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our second amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties:

Individual	Entity	Entity’s Business	Affiliation
Vikas Desai	Achari Ventures	Venture capital firm	Founder
Merrick Friedman	Achari Ventures	Venture capital firm	Partner
Mitchell Hara	IBP Institute	Provider of classes and exams for investment banking credentials	Advisor
Seth Farbman	Snagajob	Job site	Director
	J. Crew	Retail company	Director
	Dashlane	Online password protector service	Director
	Peloton	Retail bike company	Senior Advisor
	Grubhub	Food delivery service	Senior Advisor
	Perfect Day Foods	Health food provider	Senior Advisor
	Sunwink	Wellness drink producer	Senior Advisor
	Carbon	3D printer provider	Senior Advisor
	Noom	Weight-loss program	Senior Advisor
	The New York Times	News outlet	Senior Advisor
Kevin K. Albert	Harborside Inc.	Cannabis retail, production and cultivation company	Director
	Osiris Ventures, Inc.	Private cannabis company	Chairman of the Board of Directors
	Octavius Group Holdings Inc.	Private cannabis company	Director
Harry DeMott	Temerity Media Inc. (d/b/a Proper)	Cannabis data-business	Founder and Chief Executive Officer
	Ticket Evolution	Ticket industry’s premier B2B exchange	Interim Chief Executive Officer
	Raptor Ventures I LP	Venture Capital Partnership	General Partner
	Security Point Media	Airport passenger security checkpoint advertising company	Director
	Working Group Inc.	Last mile delivery technology	Director
Mark A. Pelson	PCI, LLC	Investments in information services and telecommunication	General Partner
Timothy J. Seymour	Seymour Asset Management	Registered investment advisor for both asset and wealth management	Chief Investment Officer
	Amplify Seymour Cannabis ETF	ETF investing in the global cannabis industry	Portfolio Manager
	JW Asset Management	Registered investment advisor privately within the healthcare sector	Senior Advisor
Accordingly, if any of the above executive officers and directors becomes aware of a business combination opportunity which is suitable for any of the above entities to which he or she has current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our Sponsor, officers, advisors or directors. In the event we seek to complete our initial business combination with such a company, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or from another independent entity that commonly renders valuation opinions, that such an initial business combination is fair to our company from a financial point of view.
In the event that we submit our initial business combination to our public stockholders for a vote, pursuant to the letter agreement, our Sponsor, officers and directors have agreed to vote any founder shares held by them and any public shares purchased during or after the offering (including in open market and privately negotiated transactions) in favor of our initial business combination.
Code of Ethics
We adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws. The code of ethics codifies the business and ethical principles that govern all aspects of our business. A form of the code of ethics is incorporated as an exhibit to this Annual Report on Form
10-K.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires the Company’s directors, officers and stockholders who beneficially own more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act, collectively referred to herein as the “Reporting Persons,” to file initial statements of beneficial ownership of securities and statements of changes in beneficial ownership of securities with respect to the Company’s equity securities with the SEC. All Reporting Persons are required by SEC regulation to furnish us with copies of all reports that such Reporting Persons file with the SEC pursuant to Section 16(a). Based solely on our review of the copies of such reports and upon written representations of the Reporting Persons received by us, we believe that the following transactions were not timely reported:

Name	Late Report	Transactions Covered	Number of Shares
Achari Sponsor Holdings I LLC	Form 4	Forfeiture of requisite founder shares after expiration of over-allotment exercise period.	375,000
Vikas Desai	Form 4	Forfeiture of requisite founder shares after expiration of over-allotment exercise period.	375,000

ITEM 11.	EXECUTIVE COMPENSATION
Employment Agreements
We have not entered into any employment agreements with our executive officers and have not made any agreements to provide benefits upon termination of employment.
Executive Officers and Director Compensation
No executive officer has received any cash compensation for services rendered to us. No compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket
expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors and audit committee, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of March 25, 2022 (or such other date as specified below) the number of shares of Common Stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding shares of common stock (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of March 4, 2022, we had 12,500,000 shares of Common Stock issued and outstanding.
Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. The following table does not reflect record of beneficial ownership of any shares of Common Stock issuable upon exercise of the warrants, as the warrants are not exercisable within 60 days of this Form
10-K.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Common Stock
Achari Sponsor Holdings I LLC (2)	2,500,000	20.0%
Vikas Desai (2)	2,500,000	20.0%
Merrick Friedman	—	—
Mitchell Hara	—	—
Seth Farbman	—	—
Kevin K. Albert	—	—
Harry DeMott	—	—
Mark Pelson	—	—
Timothy J. Seymour	—	—
All executive officers and directors as a group (8 individuals)	2,500,000	20.0%
Holders of 5% or more of our Common Stock
Saba Capital Management GP, LLC; Saba Capital Management, L.P. and Mr. Boaz Weinstein (3)	553,800	4.4%

*	less than 1%
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Achari Ventures Holdings Corp. I, 60 Walnut Avenue, Suite 400, Clark, NJ 07066.
(2)
Our Sponsor is the record holder of such shares. Vikas Desai is the manager of our Sponsor, and as such has voting and investment discretion with respect to the common stock held of record by our Sponsor and may be deemed to have beneficial ownership of the common stock held directly by our Sponsor. Mr. Desai disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest he may have therein, directly or indirectly.

(3)
Based on the Schedule 13G/A filed by Saba Capital Management GP, LLC; Saba Capital Management, L.P. and Mr. Boaz Weinstein with the Securities and Exchange Commission on February 14, 2022, pursuant to a Joint Filing Agreement, dated November 1, 2021, between such reporting persons, pursuant to which they agreed to file the Schedule 13G/A. The principal business address of each such security holder is 405 Lexington Avenue, 58th Floor, New York, New York 10174. On such Schedule 13G/A, the reporting persons calculated their beneficial ownership as 5.5% of the outstanding shares of Common Stock, stated on a belief that there were 10,000,000 shares of Common Stock outstanding. However, on such date, 12,500,000 shares were outstanding, which reflect an approximate percentage of 4.4% of the outstanding shares of Common Stock.

Our initial stockholders, officers and directors or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would be repaid upon consummation of our initial business combination, without interest.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
In February 2021, our Sponsor purchased 2,156,250 founder shares, and in June 2021, we effected a
1.3333-for-1.0
stock split of our common stock, so that our Sponsor owned an aggregate of 2,875,000 founder shares. Our Sponsor paid an aggregate purchase price of $25,000, or approximately $0.009 per share, for the founder shares. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares after the IPO. Prior to the initial investment in the company of $25,000 by our Sponsor, we had no assets, tangible or intangible. On November 29, 2021, the Sponsor forfeited 375,000 of such founder shares due to the expiration of the over-allotment option.

Simultaneously with the closing of the IPO, pursuant to the Sponsor Private Placement Warrants Purchase Agreement, the Company completed the private sale of an aggregate of 7,133,333 warrants to our Sponsor at a purchase price of $0.75 per Private Placement Warrant, generating gross proceeds to the Company of $5,350,000. The Private Placement Warrants are identical to the Warrants included in the Units sold as part of the Units in the IPO, except as otherwise disclosed in the Registration Statement. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. Additionally, our Sponsor agreed not to transfer, assign, or sell any of the Private Warrants or underlying securities (except in limited circumstances, as described in the Private Placement Warrants Subscription Statement) until the date we complete our initial business combination. The Sponsor was granted certain demand and piggyback registration rights in connection with the purchase of the Private Warrants.
In order to meet our working capital needs following the consummation of our IPO, our initial stockholders, officers and directors and their respective affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would be repaid upon consummation of our initial business combination, without interest.
Pursuant to a registration rights agreement entered into with our initial stockholders on October 14, 2021, incorporated as an exhibit to this Annual Report on Form
10-K,
we may be required to register certain securities for sale under the Securities Act. These holders, and holders of warrants issued upon conversion of working capital loans, if any, are entitled under the registration rights agreement to make up to three demands that we register certain of our securities held by them for sale under the Securities Act and to have the securities covered thereby registered for resale pursuant to Rule 415 under the Securities Act. In addition, these holders have the right to include their securities in other registration statements filed by us.
We reimburse our officers and directors for any reasonable
out-of-pocket
business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of out-of-pocket
expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account and the interest income earned on the amounts held in the trust account, such expenses would not be reimbursed by us unless we consummate an initial business combination. Our audit committee reviews and approves all reimbursements and payments made to any initial stockholder or member of our management team, or our or their respective affiliates, and any reimbursements and payments made to members of our audit committee are reviewed and approved by our Board of Directors, with any interested director abstaining from such review and approval.
No compensation or fees of any kind, including finder’s fees, consulting fees or other similar compensation, will be paid to any of our initial stockholders, officers or directors who owned our shares of common stock, or to any of their respective affiliates, prior to or with respect to the business combination (regardless of the type of transaction that it is).
All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions, including the payment of any compensation, will require prior approval by a majority of our uninterested “independent” directors (to the extent we have any) or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors (or, if there are no “independent” directors, our disinterested directors) determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.
Related Party Policy
We have not yet adopted a formal policy for the review, approval or ratification of related party transactions. Accordingly, the transactions discussed above were not reviewed, approved or ratified in accordance with any such policy.
We have adopted a code of ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company. A form of the code of ethics is incorporated as an exhibit to this Annual Report on Form
10-K.

In addition, our audit committee, pursuant to a written charter that we have adopted, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. A form of the audit committee charter incorporated as an exhibit to this Annual Report on Form
10-K.
We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.
These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.
To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our Sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from independent investment banking firm or from another independent entity that commonly renders valuation opinions that our initial business combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements, consulting fee, monies in respect of any payment of a loan or other compensation will be paid by us to our Sponsor, officers, directors or advisors, or any of their respective affiliates, for services rendered to us prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, the following payments will be made to our Sponsor, officers, directors or advisors, or our or their affiliates, none of which will be made from the proceeds of this offering held in the trust account prior to the completion of our initial business combination:

•	Repayment of up to an aggregate of $300,000 in loans made to us by our Sponsor to cover offering-related and organizational expenses;

•	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

•
Repayment of
non-interest
bearing loans which may be made by our Sponsor or an affiliate of our Sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $0.75 per warrant at the option of the lender. The $1,500,000 conversion limit does not apply to notes issued to our Sponsor in connection with an extension of time available for completing an initial business combination.

Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers, directors, or advisors, or our or their affiliates.
These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.
In furtherance of our policies with respect to related party transactions, with respect to any initial business combination that we consider with an entity that is affiliated with any of our initial stockholders, directors or officers, to further minimize potential conflicts of interest, we have agreed not to consummate a business combination with an entity affiliated with such parties unless (i) an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions on the type of target business we seek to acquire that such an initial business combination is fair to our unaffiliated stockholders from a financial point of view and (ii) the approval of a majority of our disinterested and of our independent directors. Furthermore, in no event will any of our existing officers, directors or initial stockholders, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination.
Director Independence
Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Seth Farbman, Harry DeMott, Kevin K. Albert, Mark A. Pelson and Timothy J. Seymour are “independent directors” as defined in Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

For a description of the director independence, see above Part III, Item 10 “
Directors, Executive Officers and Corporate Governance
” of this Annual Report on Form
10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following is a summary of fees paid or to be paid to Marcum LLP (“Marcum”) for services rendered.
Audit Fees
. During the year ended December 31, 2021, audit fees for our independent registered public accounting firm were approximately $75,190.
Audit-Related Fees.
During the year ended December 31, 2021, audit-related fees for our independent registered public accounting firm were approximately $0.
Tax Fees
. During the year ended December 31, 2021, fees for tax services for our independent registered public accounting firm were approximately $0.
All Other Fees
. During the year ended December 31, 2021, fees for other services for our independent registered public accounting firm were approximately $0.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following are filed with this report:

(1)	The financial statements listed on the Financial Statements Table of Contents

(2)	Not applicable

(b)	Exhibits
The following exhibits are filed with this report. Exhibits which are incorporated herein by reference can be obtained from the SEC’s website at sec.gov.

Exhibit No.	Description

1.1	Underwriting Agreement between the Company and Chardan Capital Markets, LLC dated October 14, 2021 (incorporated by reference to Exhibit 1.1 to the Form 8-K filed with the Securities & Exchange Commission on October 20, 2021).

3.1	First Amended and Restated Certificate of Incorporation of the Company dated February 8, 2021 (incorporated by reference to Exhibit 3.1 to the Form S-1 filed with the Securities & Exchange Commission on February 8, 2021).

3.2	Second Amended and Restated Certificate of Incorporation of the Company dated October 14, 2021 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the Securities & Exchange Commission on October 20, 2021).

3.3	Certificate of Correction Articles/Certificates of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Form 8-K filed with the Securities & Exchange Commission on October 20, 2021).

3.4	Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Registration Statement of Form S-1/A filed with the Securities & Exchange Commission on October 14, 2021).

4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company dated October 14, 2021 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the Securities & Exchange Commission on October 20, 2021).

4.2	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement of Form S-1/A filed with the Securities & Exchange Commission on August 5, 2021).

4.3	Specimen Public Shares Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement of Form S-1/A filed with the Securities & Exchange Commission on August 5, 2021).

4.4	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement of Form S-1/A filed with the Securities & Exchange Commission on August 5, 2021).

10.1	Letter Agreement between the Company and the Underwriter dated October 14, 2021 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities & Exchange Commission on October 20, 2021).

10.2	Investment Management Trust Agreement between the Company and Continental Stock Transfer & Trust Company, LLC dated October 14, 2021 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Securities & Exchange Commission on October 20, 2021).

10.3	Registration Rights Agreement between the Company and certain security holders (incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the Securities & Exchange Commission on October 20, 2021).

10.4	Private Placement Warrants Purchase Agreement between the Company and Achari Sponsor Holdings I LLC (incorporated by reference to Exhibit 10.4 to the Form 8-K filed with the Securities & Exchange Commission on October 20, 2021).

10.5	Securities Subscription Agreement between the Company and the Sponsor dated February 7, 2021 (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on October 5, 2021).

14	Form of Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on August 5, 2021).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Operating Officer and Chief Financial Officer Pursuant to 18 U.S. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

ITEM 16.	FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Achari Ventures Holdings Corp. I

Dated: March 29, 2022	By:	/s/ Vikas Desai
	Name:	Vikas Desai
	Title:	Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Vikas Desai	Chief Executive Officer and Director	March 29, 2022
Vikas Desai	(Principal Executive Officer)

/s/ Mitchell Hara	Chief Operating Officer and Chief Financial Officer	March 29, 2022
Mitchell Hara	(Principal Financial and Accounting Officer)

/s/ Merrick Friedman	Chief Investment Officer, Corporate Secretary, and Director	March 29, 2022
Merrick Friedman

/s/ Seth Farbman	Director	March 29, 2022
Seth Farbman

/s/ Kevin K. Albert	Director	March 29, 2022
Kevin K. Albert

/s/ Harry DeMott	Director	March 29, 2022
Harry DeMott

/s/ Mark A.Pelson	Director	March 29, 2022
Mark A. Pelson

/s/ Timothy J. Seymour	Director	March 29, 2022
Timothy J. Seymour

Achari Ventures Holdings Corp. I
INDEX TO FINANCIAL STATEMENTS
(a) The following are filed with this report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Achari Ventures Holdings Corp. I
Opinion on the Financial Statements
We have audited the accompanying balance sheet of Achari Ventures Holdings Corp I (the “Company”) as of December 31, 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for the period from January 25, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from January 25, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph – Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2021 are not sufficient to complete its planned activities for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ Marcum
LLP
Marcum
LLP
We have served as the Company’s auditor since 2021.
New York, NY
March
29
, 2022

Item 1. Financial Statements
ACHARI VENTURES HOLDINGS CORP. I
BALANCE SHEET

December 31,
2021
ASSETS
CURRENT ASSETS
Cash	$771,386
Prepaid expenses -Current	228,375

Total current assets	999,761
Prepaid expenses - Non current	180,197
Cash and marketable securities held in Trust Account	101,501,875

TOTAL ASSETS	$102,681,833

LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$84,608
Franchise Tax Payable	114,262
Due to affiliates	5,000

Total current liabilities	203,870
Derivative warrant liabilities	2,354,000
Deferred underwriting fee payable	3,500,000

Total liabilities	6,057,870

COMMITMENTS AND CONTINGENCIES (Note 7 )
REDEEMABLE COMMON STOCK
Common stock subject to possible redemption, $0.0001 par value, 10,000,000 shares at redemption value of $10.15 per share.	101,500,000

STOCKHOLDER’S DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Common stock; $0.0001 par value; 100,000,000 shares authorized; 2,500,000 shares issued and outstanding (excluding 10,000,000 shares subject to possible redemption)	250
Additional paid-in capital	—
Accumulated Deficit	(4,876,287)

Total stockholders’ deficit	(4,876,037)

LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ DEFICIT	$102,681,833

The accompanying notes are an integral part of these financial statements

ACHARI VENTURE HOLDINGS CORP. I
STATEMENT OF OPERATIONS
FOR THE PERIOD JANUARY 25, 2021 (INCEPTION) TO DECEMBER 31, 2021

OPERATING EXPENSES
General and administrative	$182,920
Franchise tax	114,262

Total expenses	297,182

OTHER INCOME (EXPENSE)
Interest income on investments held in Trust Account	1,875
Income on over-allotment	95,104
Change in fair value of warrants	7,632,666
Transaction costs allocated to warrant issuance	(57,041)

Total other income	7,672,604

NET INCOME	$7,375,422

Weighted average shares outstanding of common stock	4,955,882

Basic and diluted net income per share, common stock	$1.49

The accompanying notes are an integral part of these financial statements

ACHARI VENTURE HOLDINGS CORP. I
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD JANUARY 25, 2021 (INCEPTION) TO DECEMBER 31, 2021

	Common stock				Total
			Additional	Accumulated	stockholders’
	Shares	Amount	paid-in capital	Deficit	deficit
Balance, January 25, 2021	—	$—	$—	$—	$—
Issuance of common stock to Sponsor	2,875,000	288	24,712	—	25,000
Proceeds from Initial Public Offering Costs allocated to Public Warrants (net of offering costs)			11,177,530		11,177,530
Issuance of private warrants (net of offering costs)				(4,636,666)	(4,636,666)
Remeasurement for redeemable shares to redemption value	—	—	(11,202,280)	(7,519,939)	(18,722,219)
Forfeiture of shares	(375,000)	(38)	38		—
Net Income	—	—	—	7,375,422	7,375,422
Income on over-allotment				(95,104)	(95,104)

Balance, December 31, 2021	2,500,000	$250	$—	$(4,876,287)	$(4,876,037)

The accompanying notes are an integral part of these financial statements

ACHARI VENTURE HOLDINGS CORP. I
STATEMENT OF CASH FLOWS
FOR THE PERIOD JANUARY 25, 2021 (INCEPTION) TO DECEMBER 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,375,422
Adjustments to reconcile net income to net cash used in operating activities:
Interest income on investments held in Trust Account	(1,875)
Income on over-allotment	(95,104)
Change in fair value of warrants	(7,632,666)
Transaction costs related to warrant issuance	57,041
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(408,572)
Accounts payable and accrued expenses	84,608
Franchise Tax Payable	114,262
Due to Affiliate	5,000

Net cash flows used in operating activities	(501,884)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash deposited to Trust Account	(101,500,000)

Net cash flows paid in investing activities	(101,500,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from initial public offering, net of underwriting fee	98,000,000
Gross proceeds from sale of private units	5,350,000
Proceeds from issuance of shares to Sponsor	25,000
Payment of offering costs	(601,730)

Net cash flows provided by financing activities	102,773,270

NET CHANGE IN CASH	771,386
CASH, BEGINNING OF PERIOD	—

CASH, END OF PERIOD	$771,386

Supplemental disclosure of noncash activities:
Initial classification of warrant liability	$9,986,666
Initial value of Class A common stock subject to possible redemption	$101,500,000
Deferred underwriting commissions payable charged to additional paid in capital	$3,500,000

ACHARI VENTURE HOLDINGS CORP. I
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021
Note 1 – Description of Organization and Business Operations and Liquidity
Achari Ventures Holdings Corp. I (the “Company”) was incorporated in Delaware on January 25, 2021. The Company is a blank check company formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (the “Business Combination”).
The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
As of December 31, 2021, the Company had not commenced any operations. All activity through December 31, 2021 relate
d
 to the Company’s formation which is described above. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The registration statement for the Company’s IPO was declared effective on October 14, 2021. On October 19, 2021, the Company consummated the IPO of 10,000,000 units (“Units”) with respect to the Common stock included in the Units being offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $100,000,000, which is discussed in Note
4
. The company has selected December 31 as its fiscal year end.
Simultaneously with the closing of the IPO, the Company consummated the sale of 7,133,333 warrants (“Private Placement Warrants”) at a price of $0.75 per Private Placement Warrant in a private placement to the Company’s sponsor, Achari Sponsor Holdings I LLC (the “Sponsor”), for a gross proceeds of $5,350,000 which is described in Note
5
.
Offering costs for the IPO amounted to $6,101,730, consisting of $2,000,000 of underwriting fees, $3,500,000 of deferred underwriting fees payable
(which will be paid by funds held in the Trust Account (defined below) at the completion of its initial Business Combination) and
$601,730 of other costs. As described in Note
7
, the $3,500,000 of deferred underwriting fee payable is contingent upon the consummation of a Business Combination by October 19, 2022, subject to the terms of the underwriting agreement.
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
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance the Company will be able to successfully effect a Business Combination.
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
All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation (the “Certificate of Incorporation”). In accordance with
ASC 480-10-S99, redemption
provisions not solely within the control of a company require common stock subject to redemption to be classified outside of permanent equity. Given that the Public Shares will be issued with other freestanding instruments

F-
7

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
Redemptions of the Company’s Public Shares may be subject to the satisfaction of conditions, including minimum cash conditions, pursuant to an agreement relating to the Company’s Business Combination. If the Company seeks stockholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note
6
) and any Public Shares purchased during or after the IPO in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.
Notwithstanding the foregoing, the Certificate of Incorporation provides that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Common stock sold in the IPO, without the prior consent of the Company.
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
If the Company is unable to complete a Business Combination by January 19, 2023, 15 months from the closing of the IPO or April 19, 2023 with one three (3) month extension (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price,
payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
The Initial Stockholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Stockholders should acquire Public Shares in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to its deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.15 per shares held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Risks and Uncertainties
In March 2020, the World Health Organization declared the outbreak of a novel coronavirus
(“COVID-19”)
as a pandemic which continues to spread throughout the United States and the world. As of the date the financial statements were issued, there is considerable uncertainty around the expected duration of this pandemic. Management continues to evaluate the impact of the
COVID-19
pandemic and the Company has concluded that while it is reasonably possible that
COVID-19
could have a negative effect on identifying a target company for a Business Combination, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Liquidity and Capital Resources
As of December 31, 2021, the Company had
 cash of
$771,386 in its operating bank account and $101,501,875
of cash and marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Common Stock in connection therewith. As of December 31, 2021, approximate ly $1,875 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.
The Company has until January 19, 2023 (which is 15 months from the October 19, 2021 closing of our IPO) or until April 19, 2023 (which is 18 months from the October 19, 2021 closing of our IPO), to consummate its business combination. Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. The Company will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing.
If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.
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

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Making estimates requires management to exercise significant judgment. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021.
Investments Held in Trust Account
At December 31, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.
Offering Costs associated with the Initial Public Offering
Offering costs consist principally of legal, accounting, underwriting fees and other costs directly related to the IPO. Offering costs amounted to $6,101,730. consisting of 2,000,000 of cash underwriting, 3,500,000 of deferred underwriting fees and $601,730 of other costs and was charged to stockholders’ equity upon the completion of the IPO.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.
Income Taxes
The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes” (“ ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the period from January 25, 2021 (date of inception) to December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
Common Stock Subject to Possible Redemption
The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of common stock subject to mandatory redemption (if any) are classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2021,
10,000,000
 shares of common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

F-1
0

At December 31, 2021, the common stock subject to possible redemption reflected in the balance sheet is reconciled in the following table:

Gross proceeds	$100,000,000
Less:
Proceeds allocated to Public Warrants	(11,900,000)
Common stock issuance costs	(5,322,219)
Plus: Remeasurement of carrying value to redemption value	18,722,219

Common stock subject to possible redemption	$101,500,000
Net income per Common Stock
The Company has one class of shares. Public Warrants (see Note
4
) and Private Placement Warrants (see Note
5
) to purchase 12,850,000 Common Stock at $11.50 per share were issued on October 19, 2021. At December 31, 2021, no Public Warrants or Private Placement Warrants have been exercised. The 12,850,000 potential shares of Class A common stock for outstanding Public Warrants and Private Placement Warrants to purchase the Company’s stock were excluded from diluted earnings per share for the period ended December 31, 2021 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per common stock is the same as basic net income per common stock for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of stock.

Basic and diluted net income per share:	For the period January 25, 2021 (inception) through December 31, 2021. Common Stock
Numerator:
Allocation of net income, including remeasurement of temporary equity	$7,375,422
Denominator:
Weighted average shares outstanding	4,955,882
Basic and dilution net income per share	$1.49
Accounting for Warrants
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the instruments are free standing financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own common shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, was conducted at the time of warrant issuance and as of each subsequent period end date while the instruments are outstanding. Management has concluded that the Public Warrants qualify for equity accounting treatment and the Private Placement Warrants issued pursuant to the warrant agreement qualify for liability accounting treatment.
Recent Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
No. 2020-06,
Debt — debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU
2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU
2020-06
on January 25, 2021 (inception). Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.
The Company has reviewed other recent accounting pronouncements and concluded that they are either not applicable to the Company or no material effect is expected on the financial statement as a result of future adoption.

Note 3 — Income Taxes
The total provision (benefit) for income taxes is comprised of the following:

Federal	December 31, 2021
Current	$—
Deferred	(62,014)
State and Local
Current	—
Deferred	0
Change in valuation allowance	62,014
Income tax provision	$—
Deferred tax assets and liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.
The net deferred tax assets and liabilities in the accompanying balance sheets included the following components:

December 31, 2021
Deferred tax assets
Start-up costs	$38,019
Net operating loss	23,995

Total deferred tax assets	62,014
Deferred tax liabilities	—
Valuation allowance for deferred tax assets	(62,014)

Net deferred tax assets	$—

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, Management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. At the year ended December 31, 2021, the change in valuation allowance was $
62,014 and net operating loss was 114,262
. The net operating loss does not expire and can be used indefinitely.
A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate is as follows:

December 31, 2021
Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Change in fair value of warrants	(22.0)%
Warrant issuance costs	0.2%
Valuation allowance	0.8%
Income tax provision expense (benefit)	(0.0%)
Total tax provision may differ from the statutory tax rates applied to income before provision for income taxes due principally to expenses charged which are not tax deductible.
Note 4 — Initial Public Offering
Pursuant to the IPO, the Company sold 10,000,000 units at a price of $10.00 per Unit. Each Unit consists of one share of Common stock (such shares of Common stock included in the Units being offered, the “Public Shares”), and one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase three quarters of one share of Common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

Note
5
 — Private Placement Warrants
On October 19, 2021, simultaneously with the consummation of the IPO, the Company consummated the issuance and sale (“Private Placement”) of 7,133,333 warrants (the “Placement Warrants”) in a private placement transaction at a price of $0.75 per Placement Warrant, generating gross proceeds of $5,350,000. Each whole Private Placement Warrant will be exercisable to purchase three quarters of one share of Common stock at a price of $11.50 per share. A portion of the proceeds from the Private Placement Warrants will be added to the proceeds from the IPO to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants and all underlying securities will be worthless.
Note
6
 — Related Party Transactions
Founder Shares
In February 2021, our sponsor purchased 2,156,250 founder shares, and in June 2021, we effected a
1.3333-for-1.0
stock split of our common stock, so that our sponsor owns an aggregate of 2,875,000 founder shares. Our sponsor paid an aggregate purchase price of $25,000, or approximately $0.009 per share, for the founder shares. The Founder Shares included an aggregate of up to 375,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Sponsor would collectively own 20% of the Company’s issued and outstanding shares after the Public Offering (assuming the Sponsor does not purchase any Public Shares in the Public Offering). The over-allotment has not been exercised and the shares have been forfeited.
The Sponsor has agreed that it will not transfer, assign or sell any of the Founder Shares until (1) with respect to 50% of the shares, the earlier of six months after the date of the consummation of our initial business combination and the date on which the closing price of our common stock exceeds $12.50 per share (as adjusted for share splits, share capitalizations, reorganizations and recapitalizations) for any 20 trading days within any
30-trading
day period commencing after our initial business combination and (2) with respect to the remaining 50% of the shares, six months after the date of the consummation of our initial business combination, or earlier, in either case, if, subsequent to our initial business combination, we consummate a liquidation, merger, share exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares for cash, securities or other property.
Related Party Loans
On January 25, 2021, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest
bearing and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Public Offering. As of December 31, 2021, there was $5,000 outstanding under the Promissory Note which will be repaid as soon as practical from the operating bank account.
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $0.75 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2021, there were no Working Capital Loans outstanding.
Note
7
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
Note
8
 — Stockholders’ Deficit
Common stock
 — The Company is authorized to issue 100,000,000 shares of Common stock with a par value of $0.0001 per share. On December 31, 2021, there were 2,500,000 (excluding 10,000,000 shares of Common stock subject to possible redemption) shares of Common stock issued and outstanding
Preferred Stock
 — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021, there were no shares of preferred stock issued or outstanding.
Public
 Warrants—
Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) one year from the closing of the Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. The Company will not be obligated to deliver any shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the shares underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No warrant will be exercisable and the Company will not be obligated to issue shares upon exercise of a warrant unless shares issuable upon such warrant exercise have been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement covering the shares issuable upon exercise of the warrants, to cause such registration statement to become effective and to maintain a current prospectus relating to those shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the shares issuable upon exercise of the warrants is not effective by the 60 th
 business day after the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the foregoing, if a registration statement covering the shares issuable upon exercise of the warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis.
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
Note
9

—Warrant Liabilities
Private Warrants
—The Private Warrants are identical to the Public Warrants underlying the Units sold in the IPO, except that the Private Warrants and the shares of Common stock issuable upon the exercise of the Private Warrants will not be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and be non-redeemable so
long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
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
In addition, if the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.50 per share of common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and in the case of any such issuance to the initial stockholders or their affiliates, without taking into account any Founder Shares held by them prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates Business Combination (such price, the “Market Value”) is below $9.50 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of (i) the Market Value or (ii) the price at which the Company issues the additional shares of common stock or equity-linked securities.
Note
10
 — Fair Value Measurements
The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:
Level 1: Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.
Level 2: Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.
Level 3: Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.
At December 31, 2021, the assets held in the Trust Account were held in U.S Treasury Securities. All of the Company’s investments held in the Trust Account are classified as trading securities.
The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted Prices in	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities	1	$101,501,875	—	—
Warrant Liability-Private Placement Warrants	3	—	—	$2,354,000
The Company utilizes a Monte Carlo simulation model to value the warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the warrant liability is determined using Level 3 inputs. Inherent in a Monte Carlo pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on industry historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S.
Treasury zero-coupon yield
curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.
The aforementioned warrant liabilities are not subject to qualified hedge accounting.
The following table provides quantitative information regarding Level 3 fair value measurements at October 19, 2021 (initial measurement) and at December 31, 2021.

	October 19, 2021	December 31, 2021
Stock Price	$8.68	$9.87
Exercise Price	$11.50	$11.50
Term (years)	6.00	6.00
Volatility	35.00%	8.00%
Risk Free Rate	1.35%	1.35%
Dividend Yield	0.00%	0.00%
The following table presents the changes in the fair value of Level 3 warrant liabilities:

Private Placement Warrants
Fair value as of October 19, 2021 (IPO)	$9,986,666
Change in fair value	(7,632,666)

Fair value as of December 31, 2021	$2,354,000
Note
11
 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were available to be issued and except as set forth below, has determined that there have been no events that have occurred that would require adjustments to the disclosures of the financial statements.