Form 10-K/A
period 2021-12-31
Achari Ventures Holdings Corp. I
filed 2022-05-16
CIK 1844507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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
As of May (xx), 2022, there were
 12,500,000

shares of common stock, par value $0.0001 per share, issued and outstanding.

EXPLANATORY NOTE
Achari Ventures Holdings Corp I (the “Company”) is filing this Amendment to its Annual Report for the fiscal year ended December 31, 2021 on Form 10-K/A (the “Amendment”) to amend and restate certain items in its Annual Report for the fiscal year ended December 31, 2021 on Form 10-K originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 29, 2022.
Background of Restatement
At the time of the Initial Public Offering in 20201, the Company consummated the issuance and sale (“Private Placement”) of 7,133,333 warrants (the “Placement Warrants”) in a private placement transaction at a price of $0.75 per Placement Warrant, generating gross proceeds of $5,350,000. The fair value of the Private Placement Warrants according to a valuation performed at the time of the offering was $9,986,666. Therefore the Company incurred a $4,636,666 loss on the issuance of the warrants.
Subsequent to filing its Annual Report for the fiscal year 2021, the Company has re-evaluated its application of the issuance of private warrants and the related loss. The Company incorrectly recorded the loss on issuance of private placement warrants directly to accumulated deficit. The Company should have recorded a $4,636,666 loss on issuance in the statement of operations.
On May 12, 2022, after consultation with Marcum LLP, the Company’s independent registered public accounting firm (the “Independent Accountants”), the Company’s management and the audit committee of the Company’s Board of Directors (the “Audit Committee”) concluded that it is appropriate to restate (i) certain items on the Company’s previously issued audited statement of operations, audited statement of changes in stockholder’s equity and audited statement of cash flows all for the period January 25, 2021 (inception) to December 31, 2021. Considering such restatement, the Company concluded that such audited financial statements should no longer be relied upon. This Amendment includes the restated audited financial statements for the relevant period.
Internal Control Considerations
The Company’s management has concluded that a material weakness remains in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail in this Amendment No. 1.
Items Amended
The following items are amended in this Amendment: (i) Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; (ii) Part II, Item 9A. Controls and Procedures; and (iii) Part IV, Item 15. Exhibits, Financial Statement Schedules. Additionally, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is including with this Amendment currently dated certifications from our principal executive officer and principal financial officer. These certifications are filed or furnished, as applicable, as Exhibits 31.1, 31.2, 32.1 and 32.2.
Except as described above, no other information included in the Original Filing is being amended or updated by this Amendment No. 1 and, other than as described herein, this Amendment No. 1 does not purport to reflect any information or events subsequent to the Original Filing. This Amendment No. 1 continues to describe the conditions as of the date of the Original Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

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
Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our investments, business, including our ability to negotiate and complete our initial Business Combination, and results of operations.
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.
On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.
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
This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been amended and restated to give effect to the restatement of our financial statements, as more fully described in Note 2 to our financial statements entitled “Restatement of Previously Issued Financial Statements”. For further detail regarding the restatement, see “Explanatory Note” and “Item 9A. Controls and Procedures.”
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

For the year ended December 31, 2021, we had a net income of $2,738,756, which primarily consists change in fair value of warrant liabilities of $7,632,666 and over-allotment income of 95,104 offset by other expense of fair value in excess of sale of private warrants in the amount of $4,636,666, operating expenses of $182,920, accrual of Delaware franchise taxes of $114,262 and transaction cost allocated to warrant issuance $57,041.
Liquidity and Capital Resources
The registration statement for the Company’s IPO was declared effective on October 14, 2021. On October 19, 2021, the Company consummated the IPO of 10,000,000 Units with respect to the Common stock included in the Units being offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $100,000,000, which is discussed in Note 5. The company has selected December 31 as its fiscal year end.
Simultaneously with the closing of the IPO, the Company consummated the sale of 7,133,333 Private Placement Warrants at a price of $0.75 per Private Placement Warrant in a private placement to the Sponsor, for gross proceeds of $5,350,000 which is described in Note 6.
Offering costs for the IPO amounted to $6,101,730, consisting of $2,000,000 of underwriting fees, $3,500,000 of deferred underwriting fees payable (which are held in the trust account) and $601,730 of other costs. As described in Note 8, the $3,500,000 of deferred underwriting fee payable is contingent upon the consummation of a business combination by January 19, 2023 (which is 15 months from the October 19, 2021 closing of our IPO), or April 19, 2023 (which is 18 months from the October 19, 2021 closing of our IPO), subject to the terms of the underwriting agreement. Following the closing of the IPO, $101,500,000 ($10.15 per Unit) from the net proceeds of the sale of the Units in the IPO and the Private Placement Warrants was placed in a trust account.
For the period January 25, 2021 (inception) through December 31, 2021, there was $501,884 of cash used in operating activities. Net Cash paid in investing activities was $101,500,000 and Net cash provided by financing activities was $102,773,270 mainly reflecting the proceeds of our IPO and subsequent deposit into the trust account.
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
Disclosure Controls and Procedures
As of the end of our fiscal year ended December 31, 2021, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in
Rules 13a-15(e) and 15d-15(e) under
the Securities Exchange Act of 1934) was carried out by our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based upon that evaluation, the CEO and CFO have concluded that as of the end of that fiscal year, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to the management of the registrant, including the CEO and CFO, to allow timely decisions regarding required disclosure.

It should also be noted that the CEO and CFO believed that our disclosure controls and procedures provide a reasonable assurance that they are effective, they do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
At the time of issuance of the original 10-K report, the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10-K/A had not yet been identified. Our internal control over financial reporting did not result in the proper accounting treatment of operations with complex financial instruments.
To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for complex financial instruments, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements.
Changes in Internal Controls Over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting that occurred during the fourth quarter of the fiscal year covered by this Annual Report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Due solely to the events that led to our restatement of our financial statements, management has identified a material weakness in internal controls related to related to the Company’s accounting and valuation for complex financial instruments and that, because of this material weakness, as described in Note 2 to the Notes to Financial Statements entitled “Restatement of Previously Issued Financial Statements.” Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

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
To the Stockholders and the Board of Directors of
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
New York, NY
March 29, 2022, except for the effects of the restatement discussed in Note 2, as to which the date is May 16, 2022.

Item 1. Financial Statements
ACHARI VENTURES HOLDINGS CORP. I
BALANCE SHEET

(AS RESTATED)

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

COMMITMENTS AND CONTINGENCIES (Note 8 )
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

The accompanying notes are an integral part of these financial statements

ACHARI VENTURE HOLDINGS CORP. I
STATEMENT OF OPERATIONS
FOR THE PERIOD JANUARY 25, 2021 (INCEPTION) TO DECEMBER 31, 2021 (AS RESTATED)

OPERATING EXPENSES
General and administrative	$182,920
Franchise tax	114,262

Total expenses	297,182

OTHER INCOME (EXPENSE)
Interest income on investments held in Trust Account	1,875
Income on over-allotment	95,104
Change in fair value of warrants	7,632,666
Fair value in excess of sale of private warrants	(4,636,666)
Transaction costs allocated to warrant issuance	(57,041)

Total other income	3,035,938

NET INCOME	$2,738,756

Weighted average shares outstanding of common stock	4,955,882

Basic and diluted net income per share, common stock	$0.55

The accompanying notes are an integral part of these financial statements

ACHARI VENTURE HOLDINGS CORP. I
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD JANUARY 25, 2021 (INCEPTION) TO DECEMBER 31, 2021 (AS RESTATED)

	Common S tock				Total
			Additional	Accumulated	stockholders’
	Shares	Amount	paid-in capital	Deficit	deficit
Balance, January 25, 2021	—	$—	$—	$—	$—
Issuance of common stock to Sponsor	2,875,000	288	24,712	—	25,000
Proceeds from Initial Public Offering Costs allocated to Public Warrants (net of offering costs)			11,177,530		11,177,530
Remeasurement for redeemable shares to redemption value	—	—	(11,202,280)	(7,519,939)	(18,722,219)
Forfeiture of shares	(375,000)	(38)	38		—
Income on over-allotment	—	—	—	(95,104)	(95,104)
Net Income	—	—	—	2,738,756	2,738,756

Balance, December 31, 2021	2,500,000	$250	—	$(4,876,287)	$(4,876,037)

ACHARI VENTURE HOLDINGS CORP. I
STATEMENT OF CASH FLOWS
FOR THE PERIOD JANUARY 25, 2021 (INCEPTION) TO DECEMBER 31, 2021 (AS RESTATED)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,738,756
Adjustments to reconcile net income to net cash used in operating activities:
Interest income on investments held in Trust Account	(1,875)
Income on over-allotment	(95,104)
Issuance of private warrants in excess of fair value	4,636,666
Change in fair value of warrants	(7,632,666)
Transaction costs related to warrant issuance	57,041
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(408,572)
Accounts payable and accrued expenses	84,608
Franchise Tax Payable	114,262
Due to Affiliate	5,000

Net cash flows used in operating activities	(501,884)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash deposited to Trust Account	(101,500,000)

Net cash flows paid in investing activities	(101,500,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from initial public offering, net of underwriting fee	98,000,000
Gross proceeds from sale of private units	5,350,000
Proceeds from issuance of shares to Sponsor	25,000
Payment of offering costs	(601,730)

Net cash flows provided by financing activities	102,773,270

NET CHANGE IN CASH	771,386
CASH, BEGINNING OF PERIOD	—

CASH, END OF PERIOD	$771,386

Supplemental disclosure of noncash activities:
Initial classification of warrant liability	$9,986,666
Initial value of Class A common stock subject to possible redemption	$101,500,000
Deferred underwriting commissions payable charged to additional paid in capital	$3,500,000

ACHARI VENTURE HOLDINGS CORP. I
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021
(AS RESTATED)
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
5
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
6
.
Offering costs for the IPO amounted to $6,101,730, consisting of $2,000,000 of underwriting fees, $3,500,000 of deferred underwriting fees payable
(which will be paid by funds held in the Trust Account (defined below) at the completion of its initial Business Combination) and
$601,730 of other costs. As described in Note
8
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
7
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
The Initial Stockholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Stockholders should acquire Public Shares in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to its deferred underwriting commission (see Note
8
) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.15 per shares held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

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
Note 2
— Restatement of Previously Issued Financial Statements
During the period of January 25, 2021 (inception) through December 31, 2021, the Company recorded an additional loss of $4,636,666 related to the corrections of an error related to the other expense from the sale of private warrants under fair value.
The following tables summarize the effect of the restatement on each financial statement line item as of the dates, and for the periods, indicated:

	As Reported	Adjustment	As Adjusted
STATEMENT OF OPERATIONS FOR THE PERIOD JANUARY 25, 2021 (INCEPTION) TO DECEMBER 31, 2021
Issuance of private warrants in excess of fair value	—	(4,636,666)	(4,636,666)
Total other income (expense)	7,672,604	(4,636,666)	3,035,938
Net Income	7,375,422	(4,636,666)	2,738,756
Basic and diluted net income per share, common stock	1.49	(0.94)	0.55

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE PERIOD JANUARY 25, 2021 (INCEPTION) TO DECEMBER 31, 2021
Issuance of private warrants in excess of fair value	(4,636,666)	(4,636,666)	—
Net Income	7,375,422	(4,636,666)	2,738,756
Total shareholders’ deficit	(4,876,037)	—	(4,876,037)

STATEMENT OF CASH FLOWS FOR THE PERIOD JANUARY 25, 2021 (INCEPTION) TO DECEMBER 31, 2021
Net Income	7,375,422	(4,636,666)	2,738,756
Issuance of private warrants in excess of fair value	—	4,636,666	4,636,666
Note 3 — Summary of Significant Accounting Policies
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
5
) and Private Placement Warrants (see Note
6
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

Basic and diluted net income per share:	For the period January 25, 2021 (inception) through December 31, 2021. Common Stock
Numerator:
Allocation of net income, including remeasurement of temporary equity	$2,738,756
Denominator:
Weighted average shares outstanding	4,955,882
Basic and dilution net income per share	$0.55
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

Note
4
 — Income Taxes
The total provision (benefit) for income taxes is comprised of the following:

Federal	December 31, 2021
Current	$—
Deferred	(62,014)
State and Local
Current	—
Deferred	—
Change in valuation allowance	62,014
Income tax provision	$—
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
Note
5
 — Initial Public Offering
Pursuant to the IPO, the Company sold 10,000,000 units at a price of $10.00 per Unit. Each Unit consists of one share of Common stock (such shares of Common stock included in the Units being offered, the “Public Shares”), and one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase three quarters of one share of Common stock at a price of $11.50 per share, subject to adjustment (see Note
9
).

Note
6
 — Private Placement Warrants
On October 19, 2021, simultaneously with the consummation of the IPO, the Company consummated the issuance and sale (“Private Placement”) of 7,133,333 warrants (the “Placement Warrants”) in a private placement transaction at a price of $0.75 per Placement Warrant, generating gross proceeds of $5,350,000. Each whole Private Placement Warrant will be exercisable to purchase three quarters of one share of Common stock at a price of $11.50 per share. A portion of the proceeds from the Private Placement Warrants will be added to the proceeds from the IPO to be held in the Trust Account. If the Company does not complete a Business Combination within the
Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants and all underlying securities will be worthless. Fair value in excess of sale of private warrants was recorded in the statement of operations.
Note
7
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
8
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
9
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
10

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
1
1
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
1
2
 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were available to be issued and except as set forth below, has determined that there have been no events that have occurred that would require adjustments to the disclosures of the financial statements.