Form 10-Q
period 2022-03-31
Achari Ventures Holdings Corp. I
filed 2022-05-16
CIK 1844507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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
N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of common stock, par value $0.0001 per share, and one Redeemable Warrant	AVHIU	The Nasdaq Stock Market LLC
Common Stock, par value $0.0001 per share	AVHI	The Nasdaq Stock Market LLC
Redeemable Warrants	AVHIW	The Nasdaq Stock Market LLC
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
As of May 1, 2022, there were
 12,500,000 shares of common stock, par value $0.0001 per share issued and outstanding.

ACHARI VENTURES HOLDINGS CORP. I
Quarterly Report on Form
10-Q

		Page
PART 1 - FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)	1
	Condensed Balance Sheet as of March 31, 2022 (unaudited) and the period January 25, 2021 (inception) through December 31, 2021 (audited)	1
	Condensed Statements of Operations (Unaudited) for the three months ended March 31, 2022 and for the period ended March 31, 2021 (Unaudited)	2
	Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the three months ended March 31, 2022 and period January 25, 2021 (inception) through December 31, 2021	3
	Condensed Statement of Cash Flows (unaudited) for the three months ended March 31, 2022 and period January 25, 2021 (Inception) through March 31, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22
Item 4.	Control and Procedures	22

PART II - OTHER INFORMATION		23
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Mine Safety Disclosures	23
Item 5.	Other Information	23
Item 6.	Exhibits	24

SIGNATURES		25

i

Item 1.	Financial Statements
ACHARI VENTURES HOLDINGS CORP I
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2022 (Unaudited)	2021 (Audited)
ASSETS
CURRENT ASSETS
Cash	$615,277	$771,386
Prepaid expenses -Current	216,892	228,375

Total current assets	832,169	999,761
Prepaid expenses - Non current	180,158	180,197
Cash and marketable securities held in Trust Account	101,516,880	101,501,875

TOTAL ASSETS	$102,529,207	$102,681,833

LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$116,132	$84,608
Franchise tax payable	164,262	114,262
Due to affiliates	—	5,000

Total current liabilities	280,394	203,870
Derivative warrant liabilities	1,569,333	2,354,000
Deferred underwriting fee payable	3,500,000	3,500,000

Total liabilities	$5,349,727	$6,057,870

COMMITMENTS AND CONTINGENCIES (Note 7)
REDEEMABLE COMMON STOCK
Common stock subject to possible redemption, $0.0001 par value, 10,000,000 shares at redemption value of $10.15 per share.	101,500,000	101,500,000

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $0.0001 par value; 100,000,000 shares authorized; 2,500,000 shares issued and outstanding (excluding 10,000,000 shares subject to possible redemption)	250	250
Additional paid-in capital	—	—
Accumulated Deficit	(4,320,770)	(4,876,287)
Total stockholders’ deficit	(4,320,520)	(4,876,037)

LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ DEFICIT	$102,529,207	$102,681,833

The accompanying notes are an integral part of these unaudited condensed financial statements

ACHARI VENTURES HOLDINGS CORP I
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended March 31, 2022	For the period January 25, 2021(inception) to March 31, 2021
OPERATING EXPENSES
General and administrative	$194,156	$1,048
Franchise tax	50,000	—

Total expenses	244,156	1,048

OTHER INCOME (EXPENSE)
Income on investments held in Trust Account	15,006	—
Change in fair value of warrants	784,667	—

Total other income	$799,673	$—

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	555,517	(1,048)

Income tax (expense) benefit	0.00	0.00

NET INCOME (LOSS)	555,517	(1,048)
Weighted average shares outstanding of common stock	12,500,000	2,500,000
Basic and diluted net income per share, common stock	$0.04	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements

ACHARI VENTURES HOLDINGS CORP I
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Common stock				Total
			Additional	Accumulated	stockholder’s
	Shares	Amount	paid-in capital	deficit	deficit
Balance, December 31, 2021	2,500,000	$250	$—	$(4,876,287)	$(4,876,037)
Net Income	—	—	—	555,517	555,517

Balance, March 31, 2022	2,500,000	$250	$—	$(4,320,770)	$(4,320,520)

FOR THE PERIOD JANUARY 25, 2021 (INCEPTION) TO MARCH 31, 2021

	Common stock				Total
			Additional	Accumulated	stockholder’s
	Shares	Amount	paid-in capital	deficit	deficit
Balance, January 25, 2021	—	$—	$—	$—	$—
Issuance of common stock to Sponsor	2,875,000	287	24,713	—	25,000
Net Loss				(1,048)	(1,048)

Balance, March 31, 2021	$2,875,000	$287	$24,713	$(1,048)	$23,952

ACHARI VENTURES HOLDINGS CORP I
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended March 31, 2022	For the period January 25, 2021 (Inception) through March 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$555,517	$(1,048)
Adjustments to reconcile net income to net cash provided by ( used in ) operating activities:
Interest income on investments held in Trust Account	(15,006)	—
Changes in operating assets and liabilities:
Change in fair value of warrants	(784,667)
Prepaid expenses and other assets	11,523	—
Accounts payable and accrued expenses	31,524	1,000
Franchise Tax Payable	50,000	—
Accrued Offering costs	—	351
Due to Affiliate	(5,000)	—

Net cash flows provided by ( used in ) operating activities	(156,109)	303

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock to Sponsor	—	25,000
Proceeds from note Payable to Related Party	—	10,000
Payment of offering costs	—	(23,789)

Net cash flows provided by financing activities	—	11,212

NET CHANGE IN CASH	(156,109)	11,515

CASH, BEGINNING OF PERIOD	771,386	—

CASH, END OF PERIOD	$615,277	$11,515

The accompanying notes are an integral part of these unaudited condensed financial statements

ACHARI VENTURES HOLDINGS CORP. I
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)
Note 1 – Description of Organization and Business Operations
Achari Ventures Holdings Corp. I (the “Company”) was incorporated in Delaware on January 25, 2021. The Company is a blank check company formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (a “Business Combination”).
The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
As of March 31, 2022, the Company had not commenced any operations. All activity through March 31, 2022 relates to the Company’s formation, its initial public offering (“IPO” and “Initial Public Offering”), and, subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The registration statement for the Company’s IPO was declared effective on October 14, 2021. On October 19, 2021, the Company consummated the IPO of 10,000,000 units (“Units”), each of which consisted of one warrant and one share of common stock (the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $100,000,000, which is discussed in Note

. The company has selected December 31 as its fiscal year end.
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
Following the closing of the IPO, $101,500,000 ($10.15 per Unit) from the net proceeds of the sale of the Units in the IPO and the Private Placement Warrants was placed in a trust account (“Trust Account”) and is being invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of
Rule 2a-7 of
the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below.
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
The Common stock is subject to ASC
480-10-S99.
If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. While redemptions cannot cause the Company’s net tangible assets to fall below $
5,000,001
, the Public Shares are redeemable and are classified as such on the balance sheet until such date that a redemption event takes place.
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

7
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
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.
Liquidity and Capital Resources
As of March 31, 2022, the Company had cash of $615,277 in its operating bank account and $101,516,880 of cash and marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Common Stock in connection therewith. As of March 31, 2022, approximately $14,565 of the amount on deposit in the Trust Account represented accumulated
interest income, which is available to pay the Company’s tax obligations.

The Company has until January 19, 2023 (which is 15 months from the October 19, 2021 closing of our IPO) or until April 19, 2023 if the initial time period is extended upon request by our Sponsor and through resolution of our board of directors (which is 18 months from the October 19, 2021 closing of our IPO), to consummate its business combination. Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. The Company will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing.
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

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.
Investments Held in Trust Account
At March 31, 2022, substantially all of the assets held in the Trust Account were held in a mutual fund that invests in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in income on investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At March 31, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying unaudited condensed balance sheets, primarily due to their short-term nature.
Income Taxes
The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes” (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the three months ended March 31, 2022 and period from January 25, 2021 (date of inception) to December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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
At March 31, 2022 and December 31, 2021, the common stock subject to possible redemption reflected in the balance sheet is reconciled in the following table:

Gross proceeds	$100,000,000
Less:
Proceeds allocated to Public Warrants	(11,900,000)
Common stock issuance costs	(5,322,219)
Plus: Remeasurement of carrying value to redemption value	18,722,219
Common stock subject to possible redemption	$101,500,000
Net income per Common Stock
The Company has one class of shares. Public Warrants (see Note 4) and Private Placement Warrants (see Note 5) to purchase 12,850,000 Common Stock at $11.50 per share were issued on October 19, 2021. At March 31, 2022, no Public Warrants or Private Placement Warrants have been exercised. The 12,850,000 potential shares of common stock for outstanding Public Warrants and Private Placement Warrants to purchase the Company’s stock were excluded from diluted earnings per share for the period ended March 31, 2022 and December 31, 2021 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per common stock is the same as basic net income per common stock for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of stock.

March 31, 2022 Common Stock
Basic and diluted net income per share:
Numerator:
Allocation of net income, including remeasurement of temporary equity	$555,517
Denominator:
Weighted average shares outstanding	12,500,000
Basic and dilution net income per share	$0.04

March 31, 2021
Basic and diluted net income per share:	Common Stock
Numerator:
Allocation of net income, including remeasurement of temporary equity	($1,048)
Denominator:
Weighted average shares outstanding	2,500,000
Basic and dilution net income per share	(0.00)
Accounting for Warrants
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment o
f
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
Note 3 — Income Taxes
The total provision (benefit) for income taxes is comprised of the following:

Federal	March 31, 2022
Current	$—
Deferred	(110,136)
State and Local
Current	—
Deferred	—
Change in valuation allowance	110,136
Income tax provision	$—

Federal	December 31, 2021
Current	$—
Deferred	(62,014)
State and Local
Current	—
Deferred	—
Change in valuation allowance	62,014
Income tax provision	$—

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
Deferred tax assets and liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. The net deferred tax assets and liabilities in the accompanying balance sheets included the following components:

March 31, 2022
Deferred tax assets
Start-up costs	$75,641
Net operating loss	34,495
Total deferred tax assets	110,136
Deferred tax liabilities	—
Valuation allowance for deferred tax assets	(110,136)
Net deferred tax assets	$—

December 31, 2021
Deferred tax assets
Start-up costs	$38,019
Net operating loss	23,995
Total deferred tax assets	62,014
Deferred tax liabilities	—
Valuation allowance for deferred tax assets	(62,014)
Net deferred tax assets	$—
In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, Management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the three months ended March 31, 2022, the change in valuation allowance was $48,122 and net operating loss was

$
50,000. At the year ended December 31, 2021, the change in valuation allowance was $62,014 and net operating loss was

$
114,262. The net operating loss does not expire and can be used indefinitely.
A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate is as follows:

March 31, 2022 and December 31, 2021
Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Change in fair value of warrants	-22.0%
Warrant issuance costs	0.2%
Valuation allowance	0.8%
Income tax provision expense (benefit)	0.0%
Note 4 — Initial Public Offering
Pursuant to the IPO, the Company sold 10,000,000 units at a price of $10.00 per Unit. Each Unit consists of one share of Common stock (such shares of Common stock included in the Units being offered, the “Public Shares”), and one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase three quarters of one share of Common stock at a price of $11.50 per share, subject to adjustment (see Note
8
).
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
Related Party Loans
On January 25, 2021, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest
bearing and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Public Offering. As of December 31, 2021, there was $5,000 outstanding under the Promissory Note which was repaid as of March 31, 2022.
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $0.75 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, there were no Working Capital Loans outstanding.
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
Note 8 — Stockholders’ Deficit
Common stock
— The Company is authorized to issue 100,000,000 shares of Common stock with a par value of $0.0001 per share. On March 31, 2022 and December 31, 2021, there were 2,500,000 (excluding 10,000,000 shares of Common stock subject to possible redemption) shares of Common stock issued and outstanding

Preferred Stock
— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Public Warrants
—Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) one year from the closing of the Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. The Company will not be obligated to deliver any shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the shares underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No warrant will be exercisable and the Company will not be obligated to issue shares upon exercise of a warrant unless shares issuable upon such warrant exercise have been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement covering the shares issuable upon exercise of the warrants, to cause such registration statement to become effective and to maintain a current prospectus relating to those shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the shares issuable upon exercise of the warrants is not effective by the 60th business day after the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the foregoing, if a registration statement covering the shares issuable upon exercise of the warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis.
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
As of March 31, 2022 and December 31, 2021 there were 10,000,000 of public warrants outstanding.
Note 9 —Warrant Liabilities
Private Warrants—The Private Warrants are identical to the Public Warrants underlying the Units sold in the IPO, except that the Private Warrants and the shares of Common stock issuable upon the exercise of the Private Warrants will not be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and be non-redeemable
so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
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
As of March 31, 2022 and December 31, 2021 there were 7,133,333 of private warrants outstanding.
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
At March 31, 2022 and December 31, 2021, the assets held in the Trust Account were held in a mutual fund invested in
U.S Treasury Securities. All of the Company’s investments held in the Trust Account are classified as trading securities.
The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

March 31, 2022	Level	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable Securities	1	$101,516,880	—	—
Warrant Liability-Private Placement Warrants	3	—	—	$1,569,333

December 31, 2021	Level	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable Securities	1	$101,501,875	—	—
Warrant Liability-Private Placement Warrants	3	—	—	$2,354,000
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
The following table provides quantitative information regarding Level 3 fair value measurements at March 31, 2022 and at December 31, 2021.

	March 31, 2022	Dec’31, 2021
Stock Price	$9.95	$9.87
Exercise Price	$11.50	$11.50
Term (years)	5.79	6
Volatility	5%	8%
Risk Free Rate	2.41%	1.35%
Dividend Yield	0%	0%

The following table presents the changes in the fair value of Level 3 warrant liabilities:

Private Placement Warrants
Fair value as of December 31, 2021	$2,354,000
Change in fair value	(784,667)

Fair value as of March 31, 2022	$1,569,333
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
References in this report (this “
Quarterly Report
”) to “we,” “us” or the “Company” refer to Achari Ventures Holdings Corp. I References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Achari Sponsor Holdings I LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus filed with the U.S. Securities and Exchange Commission (the “
SEC
”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
Overview
Achari Ventures Holdings Corp. I was incorporated in Delaware on January 25, 2021. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, reorganization or other similar business transaction with one or more businesses that the Company has not yet identified (a “
Business Combination
”).
We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.
Results of Operations
We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through March 31, 2022, were organizational activities and those necessary to prepare for the IPO, described below, and since the IPO, the search for a prospective initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination, at the earliest. We expect to generate non-operating
income in the form of interest income from the proceeds of the IPO placed in the trust account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.
For the three months ended March 31, 2022, we had a net income of $555,517, which primarily consists change in fair value of warrant liabilities of $784,667, offset by operating expenses of $194,156, accrual of Delaware franchise taxes of $50,000.

Liquidity and Capital Resources
The registration statement for the Company’s IPO was declared effective on October 14, 2021. On October 19, 2021, the Company consummated the IPO of 10,000,000 Units with respect to the Common stock included in the Units being offered (the “
Public Shares
”) at $10.00 per Unit generating gross proceeds of $100,000,000, which is discussed in Note 4. The company has selected December 31 as its fiscal year end.
Simultaneously with the closing of the IPO, the Company consummated the sale of 7,133,333 Private Placement Warrants at a price of $0.75 per Private Placement Warrant in a private placement to the Sponsor, for gross proceeds of $5,350,000 which is described in Note 5.
Offering costs for the IPO amounted to $6,101,730, consisting of $2,000,000 of underwriting fees, $3,500,000 of deferred underwriting fees payable (which are held in the trust account) and $601,730 of other costs. As described in Note 7, the $3,500,000 of deferred underwriting fee payable is contingent upon the consummation of a business combination by January 19, 2023 (which is 15 months from the October 19, 2021 closing of our IPO), or April 19, 2023 (which is 18 months from the October 19, 2021 closing of our IPO), subject to the terms of the underwriting agreement. Following the closing of the IPO, $101,500,000 ($10.15 per Unit) from the net proceeds of the sale of the Units in the IPO and the Private Placement Warrants was placed in a trust account.
For the three months ended March 31, 2022, there was $156,109 of cash used in operating activities, zero used in financing and investing activities.
At March 31, 2022, we had cash and marketable securities held in the trust account of $101,516,880. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less income taxes payable), to complete our business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
At March 31, 2022, we had cash of $615,277 outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.
In addition, in order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“
Working Capital Loans
”). If the Company completes a business combination, the Company would repay the Working Capital Loans out of the proceeds of the trust account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the trust account. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the trust account to repay the Working Capital Loans but no proceeds held in the trust account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2022, the Company had no borrowings under the Working Capital Loans.
Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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
Common Stock Subject to Possible Redemption
We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“
ASC
”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Net income per Common Stock
Net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture by the Sponsor. At March 31, 2022, the Company did not have any dilutive securities and/or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.
Accounting for Warrants
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815, Derivatives and Hedging (“
ASC 815
”). The assessment considers whether the instruments are free standing financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own common shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, was conducted at the time of warrant issuance and as of each subsequent period end date while the instruments are outstanding. Management has concluded that the Public Warrants qualify for equity accounting treatment and the Private Placement Warrants issued pursuant to the warrant agreement qualify for liability accounting treatment.
Recent Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update (“
ASU
”)
No. 2020-06,
Debt — debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“
ASU
2020-06
”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU
2020-06
on January 25, 2021 (inception). Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.
The Company has reviewed other recent accounting pronouncements and concluded that they are either not applicable to the Company or no material effect is expected on the financial statement as a result of future adoption.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of March 31, 2022, we were not subject to any market or interest rate risk. The net proceeds held in the Trust Account have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon that evaluation, our officers concluded that, as of March 31, 2022, our disclosure controls and procedures were not effective due to a material weakness in internal controls over financial reporting related to accounting and valuation for complex financial instruments.
To address these material weaknesses, management has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of its internal control over financial reporting and to provide processes and controls over the internal communications within the company, financial advisors and independent registered public accounting firm. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. We plan to include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. Other than this issue, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
Changes in Internal Controls Over Financial Reporting
During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
None.

ITEM 1A.	RISK FACTORS
Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form
10-K/A
filed with the SEC on May 16, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form
10-K/A
filed with the SEC on May 16, 2022.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The securities in the Initial Public Offering were registered under the Securities Act on a registration statement on Form
S-1
(No.
333-258476).
The registration statement for the Company’s IPO was declared effective on October 14, 2021. On October 19, 2021, the Company consummated its IPO of 10,000,000 Units, each consisting of one share of common stock and one redeemable warrant, at $10.00 per Unit, generating gross proceeds of $100,000,000.
Simultaneously with the closing of the IPO, the Company consummated the sale of the 7,133,333 Private Placement Warrants at a price of $0.75 per Private Placement Warrant in a private placement to the Company’s sponsor, Achari Sponsor Holdings I LLC.
For a description of the use of the proceeds generated in our IPO, see Part I, Item 2 of this Quarterly Report.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form
10-Q.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

ACHARI VENTURES HOLDINGS CORP. I

Date: May 16, 2022	By:	/s/ Vikas Desai
	Name:	Vikas Desai
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Mitchell Hara
	Name:	Mitchell Hara
	Title:	Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)