Form 10-Q
period 2022-06-30
Achari Ventures Holdings Corp. I
filed 2022-08-15
CIK 1844507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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
As of August
11
, 2022, there were 12,500,000 shares of common stock, par value $0.0001 per share issued and outstanding.

ACHARI VENTURES HOLDINGS CORP. I
Quarterly Report on Form
10-Q

		Page
PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)	1

	Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	1

	Condensed Statements of Operations for the three and six months ended June 30, 2022 (Unaudited) and the three months ended June 30, 2021 and the period January 25, 2021 (inception) through June 30, 2021	2

	Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2022 (Unaudited) and for the three months ended June 30, 2021 and the period January 25, 2021 (inception) through June 30, 2021	3

	Condensed Statements of Cash Flows (unaudited) for the six months ended June 30, 2022 and the period January 25, 2021 (inception) through June 30, 2021	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21

Item 4.	Control and Procedures	21

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Mine Safety Disclosures	23

Item 5.	Other Information	23

Item 6.	Exhibits	23

SIGNATURES		25

i

Item 1.	Financial Statements
ACHARI VENTURES HOLDINGS CORP I
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$379,173	$771,386
Prepaid expenses -current	258,125	228,375

Total current assets	637,298	999,761
Prepaid expenses - non current	66,948	180,197
Cash and marketable securities held in Trust Account	101,649,481	101,501,875

TOTAL ASSETS	$102,353,727	$102,681,833

LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$178,932	$84,608
Franchise t ax payable	96,379	114,262
Income taxes payable	2,000	—
Due to affiliates	—	5,000

Total current liabilities	277,311	203,870

Derivative warrant liabilities	998,666	2,354,000
Deferred underwriting fee payable	3,500,000	3,500,000

Total liabilities	4,775,977	6,057,870

COMMITMENTS AND CONTINGENCIES (Note 6)
REDEEMABLE COMMON STOCK
Common stock subject to possible redemption, $0.0001 par value, 10,000,000 shares at redemption value of $10.15 per share	101,500,000	101,500,000

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $0.0001 par value; 100,000,000 shares authorized; 2,500,000 shares issued and outstanding (excluding 10,000,000 shares subject to possible redemption)	250	250
Accumulated Deficit	(3,922,500)	(4,876,287)
Total stockholders’ deficit	(3,922,250)	(4,876,037)

LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ DEFICIT	$102,353,727	$102,681,833

The accompanying notes are an integral part of these unaudited condensed financial statements

ACHARI VENTURES HOLDINGS CORP I
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30, 2022	For the period January 25, 2021 (inception) through June 30, 2021
	2022	2021

OPERATING EXPENSES
General and administrative	$252,997	$101	$447,153	$1,149
Franchise tax	50,000	—	100,000	—

Total operating expenses	302,997	101	547,153	1,149

OTHER INCOME (EXPENSE)
Interest income on investments held in Trust Account	109,271	—	124,277	—
Dividend income on investments held in Trust Account	23,329	—	23,329	—
Change in fair value of warrants	570,667	—	1,355,334	—

Total other income	703,267	—	1,502,940	—

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	400,270	(101)	955,787	(1,149)
Income tax (expense) benefit	(2,000)	—	(2,000)	—

NET INCOME (LOSS)	$398,270	$(101)	$953,787	$(1,149)

Weighted average shares outstanding of common stock	12,500,000	2,500,000	12,500,000	2,500,000

Basic and diluted net income (loss) per share, common stock	$0.03	$0.00	$0.08	$0.00

The accompanying notes are an integral part of these unaudited condensed financial statements

ACHARI VENTURES HOLDINGS CORP I
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 (UNAUDITED)

	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Total Stockholders’ d eficit
Balance, December 31, 2021	2,500,000	$250	$—	$(4,876,287)	$(4,876,037)

Net income	—	—	—	555,517	555,517

Balance, March 31, 2022	2,500,000	250	—	(4,320,770)	(4,320,520)

Net income	—	—	—	398,270	398,270

Balance, June 30, 2022	2,500,000	$250	$—	$(3,922,500)	$(3,922,250)

FOR THE PERIOD JANUARY 25, 2021 (INCEPTION) TO JUNE 30, 2021 (UNAUDITED)

	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Total Stockholder’s equity
Balance, January 25, 2021 (inception)	—	$—	$—	$—	$—

Issuance of common stock to sponsor	2,875,000	287	24,713	—	25,000

Net loss	—	—	—	(1,048)	(1,048)

Balance, March 31, 2021	2,875,000	287	24,713	(1,048)	23,952

Net loss	—	—	—	(101)	(101)

Balance, June 30, 2021	2,875,000	$287	$24,713	$(1,149)	$23,851

The accompanying notes are an integral part of these unaudited condensed financial statements

ACHARI VENTURES HOLDINGS CORP I
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended June 30, 2022	For the period January 25, 2021 (inception) through June 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$953,787	$(1,149)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest and dividend income on investments held in Trust Account	(147,606)	—
Changes in operating assets and liabilities:
Change in fair value of warrants	(1,355,334)	—
Prepaid expenses and other assets	83,499	—
Accounts payable and accrued expenses	94,324	1,071
Franchise tax payable	(17,883)	—
Income taxes payable	2,000
Due to affiliate	(5,000)

Net cash used in operating activities	(392,213)	(78)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock to Sponsor	—	25,000
Proceeds from Sponsor note	—	10,000
Payment of offering costs	—	(30,877)

Net cash provided by financing activities	—	4,123

NET CHANGE IN CASH	(392,213)	4,045

CASH, BEGINNING OF PERIOD	771,386	—

CASH, END OF PERIOD	$379,173	$4,045

Supplemental disclosure of noncash activities:

Deferred offering costs included in accrued offering costs and due to affiliates	$—	$38,351

The accompanying notes are an integral part of these unaudited condensed financial statements

ACHARI VENTURES HOLDINGS CORP. I
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022 (Unaudited)
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
As of June 30, 2022, the Company had not commenced any operations. All activity through June 30, 2022 relates to the Company’s formation, its initial public offering (“IPO” and “Initial Public Offering”), and, subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The registration statement for the Company’s IPO was declared effective on October 14, 2021. On October 19, 2021, the Company consummated the IPO of 10,000,000 units (“Units”), each of which consisted of one warrant and one share of common stock (the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $100,000,000, which is discussed in Note 3. The company has selected December 31 as its fiscal year end.
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
Redemptions of the Company’s Public Shares may be subject to the satisfaction of conditions, including minimum cash conditions, pursuant to an agreement relating to the Company’s Business Combination. If the Company seeks stockholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the IPO in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.
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
Liquidity and Capital Resources
As of June 30, 2022, the Company had cash of $379,173 in its operating bank account and $101,649,481 of cash and marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Common Stock in connection therewith. As of June 30, 2022, approximately $147,606 of the amount on deposit in the Trust Account represented interest income from investments, which is available to pay the Company’s tax obligations.

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
Management has determined that the mandatory liquidation and subsequent dissolution described in Note 1 of the financial statements, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until January 19, 2023, 15 months from the closing of the IPO, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by the specified period. If a Business Combination is not consummated by January 19, 2023, there will be a mandatory liquidation and subsequent dissolution.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.
Investments Held in Trust Account
At June 30, 2022, substantially all of the assets held in the Trust Account were held in a mutual fund that invests in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in income on investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At June 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying unaudited condensed balance sheets, primarily due to their short-term nature.
Income Taxes
The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes” (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized                 .
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the six months ended June 30, 2022 and period from January 25, 2021 (date of inception) to December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
The Company’s effective tax rate was 0.51%
and

0.21%
for the three and six months ended June 30, 2022, and
 0.00%
for three and six months ended June 30, 2021.
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
At June 30, 2022 and December 31, 2021, the common stock subject to possible redemption reflected in the balance sheet is reconciled in the following table:

Gross proceeds	$100,000,000
Less:
Proceeds allocated to Public Warrants	(11,900,000)
Common stock issuance costs	(5,322,219)
Plus: Remeasurement of carrying value to redemption value	18,722,219
Common stock subject to possible redemption	$101,500,000
Net income per Common Stock
The Company has one class of shares. Public Warrants (see Note 3) and Private Placement Warrants (see Note 4) to purchase 12,850,000 Common Stock at $11.50 per share were issued on October 19, 2021. At June 30, 2022, no Public Warrants or Private Placement Warrants have been exercised. The 12,850,000 potential shares of common stock for outstanding Public Warrants and Private Placement Warrants to purchase the Company’s stock were excluded from diluted earnings per share for the period ended June 30, 2022 and December 31, 2021 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per common stock is the same as basic net income per common stock for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of stock.

	For the three months ended June 30,
	2022	2021
	Common Stock
Basic and diluted net income per share:
Numerator:

Allocation of net income, including remeasurement of temporary equity	$398,270	$(101)

Denominator:
Weighted average shares outstanding	12,500,000	2,500,000
Basic and dilution net income per share	$0.03	$(0.00)

	For the six months ended June 30,
	2022	2021
	Common Stock
Basic and diluted net income per share:
Numerator:

Allocation of net income, including remeasurement of temporary equity	$953,787	$(1,149)

Denominator:
Weighted average shares outstanding	12,500,000	2,500,000
Basic and dilution net income per share	$0.08	$(0.00)
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
Note 3 — Initial Public Offering
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
Note 4 — Private Placement Warrants
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
Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $0.75 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2022 and December 31, 2021, there were no Working Capital Loans outstanding.
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
Note 7 — Stockholders’ Deficit
Common stock
— The Company is authorized to issue 100,000,000 shares of Common stock with a par value of $0.0001 per share. On June 30, 2022 and December 31, 2021, there were 2,500,000 (excluding 10,000,000 shares of Common stock subject to possible redemption) shares of Common stock issued and outstanding
Preferred Stock
— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
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
As of June 30, 2022 and December 31, 2021 there were 10,000,000 of public warrants outstanding.
Note 8 — Warrant Liabilities
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
As of June 30, 2022 and December 31, 2021 there were 7,133,333 of private warrants outstanding.
Note 9 — Fair Value Measurements
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
At June 30, 2022 and December 31, 2021, the assets held in the Trust Account were held in a mutual fund invested in U.S Treasury Securities. All of the Company’s investments held in the Trust Account are classified as trading securities.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

June 30, 2022	Level	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable Securities	1	$101,649,481	—	—
Warrant Liability-Private Placement Warrants	3	—	—	$998,666

December 31, 2021	Level	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable Securities	1	$101,501,875	—	—
Warrant Liability-Private Placement Warrants	3	—	—	$2,354,000
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
The following table provides quantitative information regarding Level 3 fair value measurements at June 30, 2022 and at December 31, 2021.

	June 30, 2022	Dec’ 31, 2021
Stock Price	$9.99	$9.87
Exercise Price	$11.50	$11.50
Term (years)	5.54	6
Volatility	0.3%	8%
Risk Free Rate	3.02%	1.35%
Dividend Yield	0%	0%
The following table presents the changes in the fair value of Level 3 warrant liabilities:

Private Placement Warrants
Fair value as of December 31, 2021	$2,354,000
Change in fair value	(784,667)

Fair value as of March 31, 2022	$1,569,333
Change in fair value	(570,667)

Fair value as of June 30, 2022	$998,666

Note 10 — Subsequent Events
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
Results of Operations
We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through June 30, 2022 were organizational activities and those necessary to prepare and complete the IPO, described below, and since the IPO, the search for a prospective initial business combination. We do not expect to generate any operating revenues until after the completion of an initial business combination, at the earliest. We expect to generate non-operating
income in the form of interest income from the proceeds of the IPO placed in the trust account. We have incurred and expect that we will continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, an initial business combination.
For the three months ended June 30, 2022, we had a net income of $398,270, which primarily consists of change in fair value of warrant liabilities of $570,667, offset by operating expenses of $252,997, accrual of Delaware franchise taxes of $50,000, interest income of $109,271 and dividend income of $23,329 and income tax expense of $2,000.

For the six months ended June 30, 2022, we had a net income of $953,787, which primarily consists change in fair value of warrant liabilities of $1,355,334, offset by operating expenses of $447,153, and accrual of Delaware franchise taxes of $100,000, interest income of $124,277 and dividend income of $23,329 and income tax expense of $2,000.
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
For the three months ended June 30, 2022, there was $236,104 of cash used in operating activities, zero used in financing and investing activities. For the six months ended June 30, 2022, there was $392,213 of cash used in operating activities, zero cash used in financing and investing activities.
At June 30, 2022, we had cash and marketable securities held in the trust account of $101,649,481. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less income taxes payable), to complete our business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
At June 30, 2022, we had cash of $379,173 outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.
In addition, in order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“
Working Capital Loans
”). If the Company completes a business combination, the Company would repay the Working Capital Loans out of the proceeds of the trust account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the trust account. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the trust account to repay the Working Capital Loans but no proceeds held in the trust account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2022, the Company had no borrowings under the Working Capital Loans.
Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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
Critical Accounting Estimates
Critical accounting estimates are estimates where (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company believes these to be estimates used as inputs in the valuation of the derivative warrant liability. These estimates are the probability of a successful business combination by January 19, 2023, and the implied volatility of the Public and Private Warrants.
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

Net income per Common Stock
Net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture by the Sponsor. At June 30, 2022, the Company did not have any dilutive securities and/or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.
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
”)
No. 2020-06,
Debt - debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic
815-40):
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
As of June 30, 2022, we were not subject to any market or interest rate risk. The net proceeds held in the Trust Account have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon that evaluation, our officers concluded that, as of June 30, 2022, our disclosure controls and procedures were not effective due to a material weakness in internal controls over financial reporting related to accounting and valuation for complex financial instruments.
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
For a description of the use of the proceeds generated in our IPO, see Part I, Item 2 of this Quarterly Report.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form
10-Q.

No.	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

ACHARI VENTURES HOLDINGS CORP. I

Date: August 12, 2022	By:	/s/ Vikas Desai
	Name:	Vikas Desai
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: August 12, 2022	By:	/s/ Mitchell Hara
	Name:	Mitchell Hara
	Title:	Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)