Form 10-Q
period 2022-09-30
Achari Ventures Holdings Corp. I
filed 2022-11-08
CIK 1844507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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
of the Exchange Act):
 Yes
 ☒    No  ☐
As of
November 8
, 2022, there were 12,500,000 shares of common stock, par value $
0.0001
per share issued and outstanding (“Common Stock”).

ACHARI VENTURES HOLDINGS CORP. I

Quarterly Report on Form 10-Q

		Page

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)	1

	Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1

	Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2022 and the three months ended September 30, 2021 and the period January 25, 2021 (inception) through September 30, 2021	2

	Unaudited Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2022 and for the three months ended September 30, 2021 and the period January 25, 2021 (inception) through September 30, 2021	3

	Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and the period January 25, 2021 (inception) through September 30, 2021	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4.	Control and Procedures	22

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Mine Safety Disclosures	23

Item 5.	Other Information	23

Item 6.	Exhibits	24

PART II - SIGNATURES		25

Item 1. Financial Statements
ACHARI VENTURES HOLDINGS CORP I
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$432,154	$771,386
Prepaid expenses - current	243,250	228,375

TOTAL current assets	675,404	999,761
Prepaid expenses - non current	9,385	180,197
Cash and marketable securities held in Trust Account	102,007,218	101,501,875

TOTAL ASSETS	$102,692,007	$102,681,833

LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$300,899	$84,608
Income taxes payable	73,676	—
Franchise tax payable	146,379	114,262
Due to affiliates	—	5,000

Total current liabilities	520,954	203,870
Derivative warrant liabilities	356,666	2,354,000
Deferred underwriting fee payable	3,500,000	3,500,000

Total liabilities	4,377,620	6,057,870

COMMITMENTS AND CONTINGENCIES (NOTE 6) REDEEMABLE COMMON STOCK
Common stock subject to possible redemption, $0.0001 par value, 10,000,000 shares at a redemption value of $10.15 per share.	101,500,000	101,500,000

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $0.0001 par value; 100,000,000 shares authorized; 2,500,000 shares issued and outstanding (excluding 10,000,000 shares subject to possible redemption)	250	250
Accumulated Deficit	(3,185,863)	(4,876,287)

Total stockholders’ deficit	(3,185,613)	(4,876,037)

LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ DEFICIT	$102,692,007	$102,681,833

The accompanying notes are an integral part of these unaudited condensed financial statements

ACHARI VENTURES HOLDINGS CORP I
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,	For the period January 25, 2021 (inception) through September 30,
	2022	2021	2022	2021
OPERATING EXPENSES
General and administrative	$249,307	$1,100	$696,460	$2,249
Franchise tax	50,000	—	150,000	—

Total operating expenses	299,307	1,100	846,460	2,249

OTHER INCOME (EXPENSE)
Interest income on investments held in Trust Account	—	—	124,277	—
Dividend income on investments held in Trust Account	193,267	—	216,596	—
Unrealized gain (loss) on marketable securities held in Trust Account	272,353	—	272,353	—
Change in fair value of warrants	642,000	—	1,997,334	—

Total other income	1,107,620	—	2,610,560	—

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	808,313	(1,100)	1,764,100	(2,249)
Income tax (expense) benefit	(71,676)	—	(73,676)	—

NET INCOME (LOSS)	$736,637	$(1,100)	$1,690,424	$(2,249)

Weighted average shares outstanding of common stock	12,500,000	2,500,000	12,500,000	2,500,000

Basic and diluted net income (loss) per share, common stock	$0.06	$(0.00)	$0.14	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements

ACHARI VENTURES HOLDINGS CORP I
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 (UNAUDITED)

	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Total Stockholders’ deficit
Balance, December 31, 2021	2,500,000	$250	$—	$(4,876,287)	$(4,876,037)
Net income	—	—	—	555,517	555,517

Balance, March 31, 2022	2,500,000	250	—	(4,320,770)	(4,320,520)
Net income	—	—	—	398,270	398,270

Balance, June 30, 2022	2,500,000	$250	$—	$(3,922,500)	$(3,922,250)
Net income	—	—	—	736,637	736,637

Balance, September 30, 2022	2,500,000	$250	$—	$(3,185,863)	$(3,185,613)

FOR THE PERIOD JANUARY 25, 2021 (INCEPTION) TO SEPTEMBER 30, 2021 (UNAUDITED)

	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Total Stockholder’s equity
Balance, January 25, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Common Stock to sponsor	2,875,000	287	24,713	—	25,000
Net loss	—	—	—	(1,048)	(1,048)

Balance, March 31, 2021	2,875,000	287	24,713	(1,048)	23,952
Net loss	—	—	—	(101)	(101)

Balance, June 30, 2021	2,875,000	287	24,713	(1,149)	23,851
Net loss	—	—	—	(1,100)	(1,100)

Balance, September 30, 2021	2,875,000	$287	$24,713	$(2,249)	$22,751

The accompanying notes are an integral part of these unaudited condensed financial statements

ACHARI VENTURES HOLDINGS CORP I
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended September 30, 2022	For the period January 25, 2021 (inception) through September 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,690,424	$(2,249)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest and dividend income on investments held in Trust Account	(613,226)	—
Changes in operating assets and liabilities:
Change in fair value of warrants	(1,997,334)	—
Prepaid expenses and other assets	155,937	—
Income taxes payable	73,676	—
Accounts payable and accrued expenses	216,291	2,171
Franchise tax payable	32,117	—
Due to affiliate	(5,000)	—

Net cash used in operating activities	(447,115)	(78)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash withdrawal from Trust account for working capital purposes	107,883	—
Payment of deferred offering costs	—	(54,244)

Net cash provided by (used in) investing activities	107,883	(54,244)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock to sponsor	—	25,000
Proceeds from notes payable - related party	—	40,000

Net cash provided by financing activities	—	65,000

NET CHANGE IN CASH	(339,232)	10,678
CASH, BEGINNING OF PERIOD	771,386	—

CASH, END OF PERIOD	$432,154	$10,678

Supplemental disclosure of noncash activities:
Deferred offering costs included in accrued offering costs	$—	$49,101

The accompanying notes are an integral part of these unaudited condensed financial statements

ACHARI VENTURES HOLDINGS CORP. I
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022 (Unaudited)
Note 1—Description of Organization and Business Operations
Achari Ventures Holdings
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
As of September 30, 2022, the Company had not commenced any operations. All activity through September 30, 2022 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The registration statement for the Company’s Initial Public Offering was declared effective on October 14, 2021. On October 19, 2021, the Company consummated the Initial Public Offering of 10,000,000 units (“Units”), each of which consisted of one warrant and one share of Common Stock (the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $100,000,000, which is discussed in Note 3. The Company has selected December 31 as its fiscal year end.
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 7,133,333 warrants (“Private Placement Warrants”) at a price of $0.75 per Private Placement Warrant in a private placement to the Company’s sponsor, Achari Sponsor Holdings I LLC (the “Sponsor”), for gross proceeds of $5,350,000 which is described in Note 4.
Offering costs for the Initial Public Offering amounted to $6,101,730, consisting of $2,000,000 of underwriting fees, $3,500,000 of deferred underwriting fees payable (which are held in the Trust Account (defined below)) and $601,730 of other costs. As described in Note 6, the $3,500,000 of deferred underwriting fee payable is contingent upon the consummation of a Business Combination, as further described in the underwriting agreement entered into in connection with the Initial Public Offering.
Following the closing of the Initial Public Offering, $101,500,000 ($10.15 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants was placed in a trust account (the “Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule
2a-7
of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below.
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance the Company will be able to successfully effect a Business Combination.

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
redemption provisions not solely within the control of a company require Common Stock subject to redemption to be classified outside of permanent equity. Given that the Public Shares were issued with other freestanding instruments (i.e., public warrants), the initial carrying value of Common Stock classified as temporary equity was the allocated proceeds determined in accordance with ASC
470-20.
The Common Stock is subject to ASC
480-10-S99.
If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company elected to recognize the changes immediately. While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001, the Public Shares are redeemable and are classified as such on the balance sheet until such date that a redemption event takes place.
Redemptions of the Company’s Public Shares may be subject to the satisfaction of conditions, including minimum cash conditions, pursuant to an agreement relating to the Company’s Business Combination. If the Company seeks stockholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.
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
The Company’s Sponsor, officers and directors (the “Initial Stockholders”) agreed not to propose an amendment to the Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the Public Stockholders with the opportunity to redeem their shares of Common Stock in conjunction with any such amendment.

If the Company is unable to complete a Business Combination by January 19, 2023, 15 months from the closing of the Initial Public Offering or April 19, 2023 with one three (3) month extension (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
The Initial Stockholders agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period in connection with the consummation of the Initial Public Offering. However, if the Initial Stockholders decide to acquire Public Shares in addition to their Founder Shares, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to its deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including the Trust Account assets) will be only $10.15 per shares held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
Risks and Uncertainties
Management is continuing to evaluate the impact of the
COVID-19
pandemic and the Company has concluded that while it is reasonably possible that
COVID-19
could have a negative effect on identifying a target company for a Business Combination, the specific impact is not readily determinable as of the date of the financial statements. Additionally, in February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.
On August 16, 2022, the Inflation
Reduction Act of 2022 (the ”IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1
% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any share redemption or other share repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise will depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” (Private Investment in Public Entity) or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

Liquidity and Capital Resources
As of Septembe
r 30, 2022, the Company had cash of $432,154 in its operating bank account and $102,007,218 of cash and marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Common Stock in connection therewith. As of September 30, 2022, approximately $613,226 of the amount on deposit in the Trust Account represented interest income from investments, which is available to pay the Company’s tax obligations.
The Company has until January 19, 2023 (which is 15 months from the October 19, 2021 closing of the Company’s Initial Public Offering) or until April 19, 2023 if the initial time period is extended upon request by the Sponsor and through resolution of our board of directors (which is 18 months from the October 19, 2021 closing of the Company’s Initial Public Offering), to consummate its Business Combination. Until the consummation of a Business Combination, the Company is and will continue to use the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. The Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing.
Management has determined that the mandatory liquidation and subsequent dissolution described above, should the Company be unable to complete a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern. As described in Note 6, the
$3,500,000 of deferred underwriting fee payable is contingent upon the consummation of a Business Combination subject to the terms of the underwriting agreement. It is uncertain that the Company will be able to consummate a Business Combination by the specified period.
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
Note 2—Summary of Significant Accounting Policies
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
Inflation Reduction Act of 2022
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.
Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.
At this time, it has been determined that none of the IR Act tax provisions have an impact to the Company’s fiscal 2022 tax provision. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company’s tax provision in future periods.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.
Investments Held in the Trust Account
At September 30, 2022, substantially all of the assets held in the Trust Account were held in a mutual fund that invests in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in income on investments held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At September 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the nine months ended September 30, 2022 and period from January 25, 2021 (date of inception) to December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
The Company’s effective tax rate was 8.87% and 4.18% for the three and nine months ended September 30, 2022, and 0.00% for three and nine months ended September 30, 2021.
Common Stock Subject to Possible Redemption
The Company accounts for its Common Stock subject to possible redemption in accordance with the guidance in ASC 480 “Distinguishing Liabilities from Equity” (“ASC 480”). Shares of Common Stock subject to mandatory redemption (if any) are classified as a liability instrument and is measured at fair value. Conditionally redeemable Common Stock (including Common Stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times Common Stock is classified as stockholders’ equity. The Company’s Common Stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2021, 10,000,000 shares of Common Stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Common Stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Common Stock are affected by charges against additional paid in capital and accumulated deficit.
At September 30, 2022 and December 31, 2021, the Common Stock subject to possible redemption
reflected in the balance sheet is reconciled in the following table:

Gross proceeds	$100,000,000
Less:
Proceeds allocated to Public Warrants	(11,900,000)
Common Stock issuance costs	(5,322,219)
Plus: Remeasurement of carrying value to redemption value	18,722,219

Common Stock subject to possible redemption	$101,500,000

Net income per Common Stock
The Company has one class of shares. Public Warrants (see Note 3) and Private Placement Warrants (see Note 4) to purchase 12,850,000 shares of Common Stock at $11.50 per share were issued on October 19, 2021. At September 30, 2022, no Public Warrants or Private Placement Warrants have been exercised. The 12,850,000 potential shares of Common Stock for outstanding Public Warrants and Private Placement Warrants to purchase the Common Stock were excluded from diluted earnings per share for the period ended September 30, 2022 and December 31, 2021 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per share of Common Stock is the same as basic net income per shares of Common Stock for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of stock.

	For the three months ended September 30,
	2022	2021
	Common Stock
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss), including remeasurement of temporary equity	$736,637	$(1,100)
Denominator:
Weighted average shares outstanding	12,500,000	2,500,000
Basic and dilution net income (loss) per share	$0.06	$(0.00)

	For the nine months ended September 30,	For the period January 25, 2021 (inception) through September 30,
	2022	2021
	Common Stock
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss), including remeasurement of temporary equity	$1,690,424	$(2,249)
Denominator:
Weighted average shares outstanding	12,500,000	2,500,000
Basic and dilution net income (loss) per share	$0.14	$(0.00)
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
Debt—debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40):
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
Note 3—Initial Public Offering
Pursuant to the Initial Public Offering, the Company sold 10,000,000 Units at a price of $10.00 per Unit. Each Unit consists of one Public Share, and one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase three quarters of one share of Common Stock at a price of $11.50 per share, subject to adjustment (see Note 7).
Note 4—Private Placement Warrants
On October 19, 2021, simultaneously with the consummation of the Initial Public Offering, the Company consummated the issuance and sale of 7,133,333 Private Placements Warrants in a private placement transaction at a price of $0.75 per Private Placement Warrant, generating gross proceeds of $5,350,000. Each whole Private Placement Warrant will be exercisable to purchase three quarters of one share of Common Stock at a price of $11.50 per share. A portion of the proceeds from the Private Placement Warrants will be added to the proceeds from the Initial Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants and all underlying securities will be worthless.
Note 5—Related Party Transactions
Founder Shares
In February 2021, our Sponsor paid an aggregate purchase price of $25,000, or approximately $0.009 per share, in consideration of 2,156,250 shares of Common Stock to cover certain expenses of the Company (the “Founder Shares”). In June 2021, we effected a
1.3333-for-1.0
stock split of our Common Stock, resulting in our Sponsor owning an aggregate of 2,875,000 Founder Shares. The Founder Shares included an aggregate of up to 375,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Sponsor would collectively own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering). The over-allotment was not exercised and such shares were forfeited.
The Sponsor agreed that it will not transfer, assign or sell any Founder Shares until (1) with respect to 50% of the shares, the earlier of six months after the date of the consummation of our Business Combination and the date on which the closing price of the Company’s Common Stock exceeds $12.50 per share (as adjusted for share splits, share capitalizations, reorganizations and recapitalizations) for any 20 trading days within any
30-trading
day period commencing after our Business Combination and (2) with respect to the remaining 50% of the shares, six months after the date of the consummation of our Business Combination, or earlier, in either case, if, subsequent to our Business Combination, the Company consummates a liquidation, merger, share exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares for cash, securities or other property.

Related Party Loans
On January 25, 2021, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company borrowed up to an aggregate principal amount of
$300,000
. The Promissory Note was
non-interest
bearing
and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering.

As of Decembe
r 31, 2021, there was $5,000 outstanding under the Promissory Note which was repaid as of March 31, 2022.
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $0.75 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2022 and December 31, 2021, there were no Working Capital Loans outstanding. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans.
Note 6—Commitments and Contingencies
Registration Rights
The holders of the Founder Shares, Private Placement Warrants and any warrants issued upon conversion of Working Capital Loans (and any shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of working capital loans) are entitled to registration rights pursuant to an agreement entered into in connection with the Company’s Initial Public Offering requiring the Company to register such securities for resale. The holders of a majority of these securities are entitled to make up to three demands, except short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
Underwriting Agreement
The Company granted the underwriters a
45-day
option from the date of the closing of the Company’s Initial Public Offering to purchase up to 1,500,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. The option was not exercised during such
45-day
period and expired.
The underwriters were paid a cash underwriting discount of $0.20 per Unit, or $2,000,000 in the aggregate at the closing of the Initial Public Offering. In addition, the underwriters are entitled to a deferred underwriting commissions of $0.35 per Unit, or $3,500,000 from the closing of the Initial Public Offering. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely if the Company completes a Business Combination, subject to the terms of the underwriting agreement.
Note 7—Stockholders’ Deficit
Common Stock
—The Company is authorized to issue 100,000,000

shares of Common Stock with a par value of $0.0001 per share. On September 30, 2022 and December 31, 2021, ther
e were 2,500,000 (excluding 10,000,000 shares of Common Stock subject to possible redemption) shares of Common Stock issued and outstanding.

Preferred Stock
—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Public Warrants
—Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) one year from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. The Company will not be obligated to deliver any shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the shares underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No warrant will be exercisable and the Company will not be obligated to issue shares upon exercise of a warrant unless shares issuable upon such warrant exercise have been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement covering the shares issuable upon exercise of the warrants, to cause such registration statement to become effective and to maintain a current prospectus relating to those shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the shares issuable upon exercise of the warrants is not effective by the 60th business day after the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the foregoing, if a registration statement covering the shares issuable upon exercise of the warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis.
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
As of September 30, 2022 and December 31, 2021 there were 10,000,000 of Public Warrants outstanding.
Note 8—Warrant Liabilities
Private Warrants—The Private Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Warrants and the shares of Common Stock issuable upon the exercise of the Private Warrants are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and be non-redeemable
so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
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
In addition, if the Company issues additional shares of Common Stock or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.50 per share of Common Stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and in the case of any such issuance to the initial stockholders or their affiliates, without taking into account any Founder Shares held by them prior to such issuance), (x) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (y) the volume weighted average trading price of the Company’s Common Stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates Business Combination (such price, the “Market Value”) is below $9.50 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of (i) the Market Value or (ii) the price at which the Company issues the additional shares of Common Stock or equity-linked securities.
As of September 30, 2022 and December 31, 2021 there were 7,133,333 of private warrants outstanding.
Note 9—Fair Value Measurements
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
At September 30, 2022 and December 31, 2021, the assets held in the Trust Account were held in a mutual fund invested in U.S Treasury Securities. All of the Company’s investments held in the Trust Account are classified as trading securities.
The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

September 30, 2022	Level	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable Securities	1	$102,007,218	—	—
Warrant Liability-Private Placement Warrants	3	—	—	$356,666

December 31, 2021	Level	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable Securities	1	$101,501,875	—	—
Warrant Liability-Private Placement Warrants	3	—	—	$2,354,000
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

The following table provides quantitative information regarding Level 3 fair value measurements at September 30, 2022 and at December 31, 2021.

	September 30, 2022	December 31, 2021
Stock Price	$10.02	$9.87
Exercise Price	$11.50	$11.50
Term (years)	2.91	6
Volatility	1.6%	8%
Risk Free Rate	4.25%	1.35%
Dividend Yield	0%	0%
The following table presents the changes in the fair value of Level 3 warrant liabilities:

Private Placement Warrants
Fair value as of December 31, 2021	$2,354,000
Change in fair value	(784,667)

Fair value as of March 31, 2022	$1,569,333
Change in fair value	(570,667)

Fair value as of June 30, 2022	$998,666
Change in fair value	(642,000)

Fair value as of September 30, 2022	$356,666

New Law and Changes
On Augus
t 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from whom shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury Department”) has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022. The Company is assessing the potential impact of the IR Act on its financial statements.
Note 10—Subsequent Events
The Company
evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were available to be issued and has determined that there have been no events that have occurred that would require adjustments to the disclosures of the financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K/A filed with the U.S. Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2021. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through September 30, 2022 were organizational activities and those necessary to prepare and complete the Initial Public Offering (defined below), described below, and since the Initial Public Offering, the search for a prospective Business Combination. We do not expect to generate any operating revenues until after the completion of an Business Combination, at the earliest. We expect to generate non-operating income in the form of interest income from the proceeds of the Initial Public Offering placed in the Trust Account. We have incurred, and expect that we will continue to incur, increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, an Business Combination.

For the three months ended September 30, 2022, we had a net income of $736,637, which primarily consists of change in fair value of warrant liabilities of $642,000, offset by operating expenses of $249,307, accrual of Delaware franchise taxes of $50,000, dividend income of $193,267, unrealized gain on marketable securities of $272,353 and income tax expense of $71,676.

For the nine months ended September 30, 2022, we had a net income of $1,690,424, which primarily consists of change in fair value of warrant liabilities of $1,997,334, offset by operating expenses of $696,460, and accrual of Delaware franchise taxes of $150,000, interest income of $124,277 and dividend income of $216,596, unrealized gain on marketable securities held in Trust account of $272,353 and income tax expense of $73,676.

Liquidity and Capital Resources

The registration statement for the Company’s Initial Public Offering was declared effective on October 14, 2021. On October 19, 2021, the Company consummated the Initial Public Offering of 10,000,000 units (“Units”), each of which consisted of one warrant and one share of Common Stock (the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $100,000,000 (as discussed in Note 3).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 7,133,333 Private Placement Warrants at a price of $0.75 per Private Placement Warrant in a private placement to the Sponsor, for gross proceeds of $5,350,000 which is described in Note 4.

Offering costs for the Initial Public Offering amounted to $6,101,730, consisting of $2,000,000 of underwriting fees, $3,500,000 of deferred underwriting fees payable (which are held in the Trust Account) and $601,730 of other costs. As described in Note 6, the $3,500,000 of deferred underwriting fee payable is contingent upon the consummation of a Business Combination by January 19, 2023 (which is 15 months from the October 19, 2021 closing of our Initial Public Offering), or April 19, 2023 (which is 18 months from the October 19, 2021 closing of our Initial Public Offering), subject to the terms of the underwriting agreement. Following the closing of the Initial Public Offering, $101,500,000 ($10.15 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants was placed in the Trust Account.

For the nine months ended September 30, 2022, there was $447,115 of cash used in operating activities, $107,883 cash provided by investing activities and zero cash used in financing activities.

At September 30, 2022, we had cash and marketable securities held in the Trust Account of $102,007,218. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At September 30, 2022, we had cash of $432,154 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If our Sponsor makes any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $0.75 per warrant at the option of the Sponsor. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2022, the Company had no borrowings under the Working Capital Loans.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

The underwriters of our Initial Public Offering are entitled to deferred underwriting commissions of $3,500,000 in the aggregate pursuant to the terms of the Underwriting Agreement entered into in connection with our Initial Public Offering. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Emerging Growth Company

The Company is an “emerging growth company,” and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We elected to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates applicable to other companies.

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

Critical Accounting Estimates

Critical accounting estimates are estimates where (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company believes these to be estimates used as inputs in the valuation of the derivative warrant liability. These estimates are the probability of a successful Business Combination by January 19, 2023, and the implied volatility of the Public Warrants and Private Warrants.

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

Net income per Common Stock

Net income per share is computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the period. At September 30, 2022, the Company did not have any dilutive securities and/or other contracts that could, potentially, be exercised or converted into shares of Common Stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt – debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 25, 2021 (inception). Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

The Company has reviewed other recent accounting pronouncements and concluded that they are either not applicable to the Company or no material effect is expected on the financial statement as a result of future adoption.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2022, we were not subject to any market or interest rate risk. The net proceeds held in the Trust Account have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon that evaluation, our officers concluded that, as of September 30, 2022, our disclosure controls and procedures were not effective due to a material weakness in internal controls over financial reporting related to accounting and valuation for complex financial instruments.

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

The SEC has recently issued proposed rules to regulate special purpose acquisition companies. Certain of the procedures that we, a potential Business Combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our Business Combination and may constrain the circumstances under which we could complete a Business Combination.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating, among other items, to disclosures in SEC filings in connection with business combination transactions between special purpose acquisition companies (“SPACs”) such as us and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The SPAC Rule Proposals have not yet been adopted and may be adopted in the proposed form or in a different form that could impose additional regulatory requirements on SPACs. Certain of the procedures that we, a potential Business Combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs of negotiating and completing a Business Combination and the time required to consummate a transaction, and may constrain the circumstances under which we could complete a Business Combination.

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares in connection with a Business Combination or otherwise.

On August 16, 2022, the IR Act was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from whom shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The Treasury Department has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination or otherwise may be subject to the excise tax. The mechanics of any required payment of the excise tax have not been determined.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All recent unregistered sales of securities have been previously reported.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

ACHARI VENTURES HOLDINGS CORP. I

Date: November 8, 2022	By:	/s/ Vikas Desai
	Name:	Vikas Desai
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: November 8, 2022	By:	/s/ Mitchell Hara
	Name:	Mitchell Hara
	Title:	Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)