Form 10-K
period 2022-12-31
Achari Ventures Holdings Corp. I
filed 2023-04-25
CIK 1844507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2
of the Exchange Act).    Yes  ☒    No  ☐
The aggregate market value of the voting and non-voting
Common
S
tock held by non-affiliates of the registrant as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was $101,900,000 based
upon the closing price reported on such date by The Nasdaq Stock Market LLC
.
As of
April 21, 2023,

there
were 3,519,465 shares of Common Stock, par value $0.0001 per share, issued and outstanding.

Achari Ventures Holdings Corp. I

Annual Report on Form 10-K for the Year Ended December 31, 2022

i

FORWARD LOOKING STATEMENTS AND RISK FACTOR SUMMARY

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” beginning on page 12. These risks and uncertainties may include, but are not limited to, for example, the following risks, uncertainties and other factors:

•	our being a company with no operating history or revenue;

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial Business Combination (as defined below);

•	our expectations around the performance of a prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial Business Combination;

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

•

our ability to consummate an initial Business Combination due to the continued uncertainty resulting from the coronavirus (“COVID-19”) pandemic and other events (such as Russia’s invasion of Ukraine, terrorist attacks, natural disasters or a significant outbreak of other infectious diseases);

•	the ability of our officers and directors to generate a number of potential Business Combination opportunities;

•	our public securities’ current and potential liquidity and trading;

•	the potential lack of a market for our securities;

•	the use of proceeds from our Initial Public Offering (as defined below) not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;

•	the Trust Account not being subject to claims of third parties in certain circumstances;

•	our financial performance;

•	risks and uncertainties relating to the cannabis industry; or

•	the other risks and uncertainties discussed in “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

•

The COVID-19 pandemic and other matters of global concern (such as Russia’s invasion of Ukraine) and the corresponding impact on businesses and debt and equity markets could have a material adverse effect on our search for a Business Combination and any target business with which we ultimately consummate a Business Combination.

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

•

Since our Sponsor (as defined below), officers and directors, will lose their entire investment in us if our initial Business Combination is not completed (other than with respect to any public shares acquired during or after our Initial Public Offering), and since our Sponsor, officers, and directors that have interests in founder shares may profit substantially even under circumstances where our public stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular Business Combination target is appropriate for our initial Business Combination. In addition, since our Sponsor paid only approximately $0.009 per share for the founder shares, certain of our officers and directors could potentially make a substantial profit even if we acquire a target business that subsequently declines in value.

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

•

Nasdaq (as defined below) may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

•	Stockholders are not entitled to protections normally afforded to investors of many other blank check companies.

•

If the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants (as defined below) not being held in the Trust Account are insufficient to fund our on-going search for a target, it could limit the time available to fund our search for a target business or businesses and complete our initial Business Combination and we may then depend on loans from our Sponsor or management team to fund our search for an initial Business Combination, to pay our taxes and to complete our initial Business Combination. If we are unable to obtain these loans, we may be unable to complete our initial Business Combination.

•

Resources could be wasted in researching Business Combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial Business Combinations, our public stockholders may receive only approximately $10.15 per share, or less than such amount in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

•	Any potential growth in the cannabis industry continues to be subject to new and changing state and local laws and regulations.

•	The development and operation of businesses in the cannabis industry may require additional financing, which may not be available on favorable terms, if at all.

PART I

ITEM 1.	BUSINESS

Introduction

Achari Ventures Holdings Corp. I (the “Company”) was incorporated in Delaware on January 25, 2021. The Company is a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). While we may pursue a Business Combination with any business in any industry, commercial sector or location, our initial focus was on identifying acquisition opportunities in the cannabis industry. Currently, we are evaluating suitable opportunities in any industry or sector. Notwithstanding the foregoing, we will not invest in or consummate a Business Combination with a target business that we determine has been operating in violation of U.S. federal laws, including the Controlled Substances Act.

The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

General

Achari Ventures, a venture capital fund, was founded by Vikas Desai in 2018 as an investment firm focused on the rapidly growing cannabis industry and is an affiliate of our Sponsor. Achari Ventures currently has an executive team and advisory board consisting of seasoned investment professionals, with experience and pedigree investing within all stages of the capital markets from seed to initial public offerings. In addition, Achari Ventures has a cannabis advisory network, consisting of entrepreneurs and CEOs with proven track records of successful operations in the highly regulated cannabis space. During the past three years, Achari Ventures has evaluated more than 1,500 companies related to the cannabis industry, built a vast network of business contacts, and invested in over 24 companies. With this team and track record, Achari Ventures believes it is positioned to become a leading institutional-quality investment firm in this nascent, burgeoning and fragmented industry.

As of December 31, 2022, the Company had not commenced any operations other than activities related to the Company’s formation, its initial public offering (“Initial Public Offering”), and, subsequent to the Initial Public Offering, the process of identifying a target company for a Business Combination. The Company does not anticipate that it will generate any operating revenues until after the completion of a Business Combination, at the earliest. The registration statement for the Company’s Initial Public Offering was declared effective on October 14, 2021. On October 19, 2021, the Company consummated its Initial Public Offering of 10,000,000 units (the “Units”). Each Unit consisted of one share of Common Stock of the Company, par value $0.0001 per share (“Common Stock”), and one redeemable warrant of the Company, with each whole warrant entitling the holder thereof to purchase three quarters of one share of Common Stock for $11.50 per share, provided however that warrants may be exercised only for a whole number of shares of Common Stock. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $100,000,000.

Simultaneously with the closing of the Initial Public Offering, pursuant to the Sponsor Private Placement Warrants Purchase Agreement, the Company completed the private sale of an aggregate of 7,133,333 warrants (the “Private Placement Warrants”) to Achari Sponsor Holdings I LLC (“Sponsor”) at a purchase price of $0.75 per Private Placement Warrant, generating gross proceeds to the Company of $5,350,000. The Private Placement Warrants are identical to the warrants included in the Units sold as part of the Units in the Initial Public Offering, except as otherwise disclosed in the Company’s Registration Statement on Form S-1 relating to the Initial Public Offering (the “Registration Statement”). No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Following the closing of the Initial Public Offering $101,500,00 (or approximately $10.15 per Unit) from the net proceeds of the sale of the Units and the Private Placement Warrants were placed in a U.S.-based trust account (the “Trust Account”) maintained by Continental Stock Transfer & Trust Company, acting as trustee (the “Trustee”). Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes (less up to $100,000 interest to pay dissolution expenses), the funds held in the Trust Account will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of any of the Company’s public shares properly submitted in connection with a stockholder vote to amend the Company’s Third Amended and Restated Certificate of Incorporation (a) to modify the substance or timing of its obligation to redeem 100% of the Company’s public shares if it does not complete its initial Business Combination on or prior to July 19, 2023 (or such earlier applicable date if we opt not to continue to exercise our remaining Monthly Extension Options as defined below and further described herein) or (b) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity and (iii) the redemption of the Company’s public shares if it is unable to complete its initial Business Combination on or prior to July 19, 2023 (or such earlier applicable date if we opt not to continue to exercise our remaining Monthly Extension Options), subject to applicable law. The funds placed in the Trust Account have and will continue to be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below.

Our Units began trading on October 15, 2021 on The Nasdaq Global Market, or “Nasdaq”, under the symbol “AVHIU”. The public shares began trading on Nasdaq on November 17, 2021 under the symbol “AVHI” while the warrants began trading on Nasdaq on November 17, 2021 under the symbol “AVHIW.”

Extension of Date to Consummate an Initial Business Combination

On December 22, 2022 at a special meeting of the Company’s shareholders (the “Special Meeting”), the Company’s shareholders approved(i) the Charter Amendment Proposal, an amendment to the Company’s second amended and restated certificate of incorporation, which amended an option included in the Company’s existing second amended certificate of incorporation, and which had provided the Company the ability to extend the deadline by which the Company must consummate a Business Combination by up to three months, or from January 19, 2023 to April 19, 2023, to instead provide for an extension to consummate a Business Combination by up to six months, or from January 19, 2023 to July 19, 2023 and (ii) the Trust Amendment Proposal, an amendment to the Company’s Investment Management Trust Agreement to provide that the Company may extend the time period to complete a Business Combination up to and until July 19, 2023, on a monthly basis, by, at the Company’s option, depositing into the Company’s Trust Account the lesser of (x) $100,000 and (y) $0.05 for each share of the Company’s Common Stock which remains outstanding as of the date of such monthly deposit (the “Monthly Extension Option”). The Monthly Extension Option is exercisable by the Company in six single-month increments.

At the Special Meeting, holders of 8,980,535 shares of Common Stock of the Company exercised their right to redeem their shares for cash at an approximate redemption price of $10.24 per share, resulting in an aggregate payment to such redeeming shareholders of approximately $92,009,330, which amount was withdrawn from the Trust Account to redeem such shares promptly following the conclusion of the Special Meeting.

As of April 18, 2023, the Company had exercised four of the six Monthly Extension Options available to it, depositing $50,973.25 into the Trust Account in connection with each such exercise. As of April 18, 2023 the Trust Account held approximately $10,828,307.47.

Our Management Team

Our officers and directors are as follows:

Name	Age	Position
Vikas Desai	31	Chief Executive Officer and Chairman of the Board
Merrick Friedman	34	Chief Investment Officer, Corporate Secretary and Director
Mitchell Hara	58	Chief Operating Officer and Chief Financial Officer
Seth Farbman	56	Director
Kevin K. Albert	71	Director
Harry DeMott	56	Director
Mark A. Pelson	61	Director
Timothy J. Seymour	56	Director

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

Merrick Friedman has served as our Chief Investment Officer and Corporate Secretary since February 2021, and has served as a member of our board of directors since October 2021. Mr. Friedman joined Welcan Capital (now Achari Ventures) in June 2019. Mr. Friedman has been employed by Welcan Strategic Opportunities Fund, which is part of the Achari Ventures platform, since 2019, and in late 2021, he began employment with Achari Ventures Fund I LP, also part of the Achari Ventures platform. Prior to joining Welcan Capital, Mr. Friedman spent over four years at Long Pond Capital, from January 2015 to early 2019, an approximately $3 billion long / short equity hedge fund focused on fundamental and value-oriented investing. Before joining Long Pond, from 2013 to 2014 Mr. Friedman was at The Raine Group, (“Raine”), a global merchant bank. At Raine, he was responsible for providing mergers and acquisitions advisory services and evaluating growth equity investments in the media, entertainment and telecommunications industries. While at Raine, Mr. Friedman completed over $30 billion in transaction value. Mr. Friedman began his career in 2012 at Deutsche Bank in the Natural Resources Investment Banking group. He graduated magna cum laude with a Bachelor of Science in Economics from the Wharton School at the University of Pennsylvania.

Mitchell Hara has served as our Chief Operating Officer and Chief Financial Officer since February 2021. Mr. Hara is an accomplished corporate executive, investment banker and investor with over 30 years of experience operating in dynamic and disruptive environments in the cannabis, consumer products and retail industries. Throughout his career, he has originated, structured and negotiated over $60 billion in mergers, acquisitions, divestitures, restructurings, leveraged buyouts and structured debt and equity financings, and has helped create over $1.2 billion in shareholder value in executive roles in public and private companies. Since 2018, Mr. Hara has served as an independent consultant to companies in the cannabis industry. From March 2019 to March 2021, Mr. Hara served as Senior Advisor at Hand In Hand Soap, (“HIHS”), a high-growth, ESG-centric personal care brand with a dedicated mission of sustainability and give-back, where he also served as Interim Chief Executive Officer from September 2020 to December 2020. From 2019 to 2020, after he had served as a consultant for Clever Leaves International, Inc. (formerly known as Northern Swan Holdings) (NASDAQ: CLVR) for 5 months, Mr. Hara was Head of Mergers & Acquisitions and Business Development at the same company, believed to be one of the largest licensed cannabis cultivators and extractors, by capacity, on a global scale, where he was responsible for all of the company’s investments, acquisitions and business development efforts. In August 2022, Mr. Hara was named Chief Strategy Officer at Curaleaf Holdings, Inc. (CSE: CURA) (OTCQX: CURLF), a leading international provider of consumer cannabis products. Together with his other consulting endeavors, Mr. Hara has over 4 years of cannabis industry experience. From 2016 to 2018, Mr. Hara was Chief Executive Officer of Beekman 1802, a high-growth, premium branded consumer products company, where he originated and executed the acquisition of its largest licensee, creating immense stockholder value. From 2011 to 2015, Mr. Hara was SVP of Corporate Strategy/Mergers and Acquisitions at HSN, Inc., then a publicly traded company, and now part of Qurate Retail Group (NASDAQ: QRTEA). At HSN, Inc. Mr. Hara launched its VC Incubator, optimized its catalog portfolio via mergers and acquisitions, and initiated and implemented its dividend and share buyback programs, creating substantial stockholder value. Prior to his operating career, Mr. Hara was a Managing Director in the Mergers & Acquisitions and Restructuring Group at Peter J. Solomon Company, from 2007 through 2010, and an Associate Director from 1996 to 1999. From 2004 to 2007, Mr. Hara was Head of Specialty Retail Investment Banking at Citigroup. From 2003 to 2004, he was a Senior Member at Hill Street Capital. From 1999 through 2001, Mr. Hara was a Director in the Retail Investment Banking Group at Merrill Lynch & Co., Inc. From 1993 through 1996, he was an Associate in the Consumer M&A Group at Wasserstein Perella & Co., Inc. Mr. Hara began his career as a Financial Analyst at Citicorp Investment Bank in Leveraged Finance and Syndication from 1986 through 1989, and was seconded to Citicorp International, KK, in Tokyo, to build the Private Placement & Loan Syndication desk from 1989 to 1991. He currently serves on the advisory boards at Grand Slam Partners, GreenWave Advisors, Kirsh Helmets and IBP Institute, and is a mentor at HBS Start Up Partners and a member of HBS Alumni Angels of Greater New York. Mr. Hara has an MBA from Harvard Business School and a BS in Finance from Syracuse University.

Seth Farbman has served as a member of our board of directors since October 2021. Mr. Farbman is an Executive Fellow at Yale University, primarily within the School of Management. In addition to lecturing, he provides real-world insights on business, marketing and technology to students, faculty and administration. He joined the university in November 2018, before retiring from Spotify in January 2019, where he served as Chief Marketing Officer from March 2015. During his four year tenure, Spotify grew to over 250 million customers in 65 countries, becoming the world’s largest music streaming service and one of the 100 most valuable global brands. Mr. Farbman managed Spotify’s B2C and B2B marketing teams, as well as public relations, customer support, brand, creative and design, marketing sciences and analytical teams. In 2018, Mr. Farbman helped Spotify accomplish one of the most successful public offerings in years. In June 2018, Mr. Farbman was named World’s Most Innovative CMO by Business Insider, and, for the eighth year in a row, ranked on of Forbes’ Most Influential CMO’s. He was also recognized among the 50 most creative people in the world by Creativity. While at Spotify, Mr. Farbman built a best-in-class marketing and communications team that has been recognized for its unique combination of deep data and world-class creativity, which led to the internal creative team being named Advertising Age’s 2018 Agency of the Year. At the Cannes Lions International Festival for Creativity, Spotify was awarded 11 Lions and named the 2018 Brand of the Year. Prior to joining Spotify, Mr. Farbman was the Chief Marketing Officer of Gap, then the world’s largest specialty apparel company. In his five years at Gap, he drove a turnaround that returned the company to growth for the first time in a decade and increased the company’s share price almost three-fold. He helped achieve the results by reshaping the entire global marketing function and shifting the product and marketing development to a new, younger segment of customers. He also oversaw the expansion of the Gap brand into new markets, such as China and South Africa. Before Gap, Mr. Farbman was the co-founder and President of OgilvyEarth, one of the first sustainability-focused marketing consultancies and party of the WPP/Ogilvy agency network. Recognizing the new opportunity in the sustainability movement, Mr. Farbman worked with global companies, such as DuPont, GE, Unilever, IBM, Coca-Cola and Siemens, to help guide their product development roadmaps and marketing strategies to address customer demand for more environmentally and socially responsible products and services. Additionally, at the request of the United Nations Secretary-General Ban Ki-moon, he created the largest-ever pro bono consumer campaign to raise support for the U.N. effort to secure a multi-lateral environmental agreement between its member countries. Mr. Farbman began his marketing career at two mobile communications startups that merged with carriers Verizon Wireless and AT&T Wireless. He led national marketing and communications teams during the most rapid expansion of the mobile industry. Mr. Farbman is a trained journalist, working primarily for ABC and NBC television stations in the six years immediately after graduate school. Mr. Farbman currently serves as a member of the board of directors of Snagajob and Dashlane, and also served as the interim Chief Executive Officer from September 2020 to February 2021. He is senior advisor to several high growth companies, including Peloton, Grubhub, Perfect Day Foods, Sunwink, Noom and The New York Times. He has an M.S. in Journalism from the S.I. Newhouse School of Communications at Syracuse University.

Kevin K. Albert has served as a member of our board of directors since October 2021. Mr. Albert is a retired investment banker. He is currently managing a portfolio of private investments, the majority of which are in the legal cannabis industry. He serves on the board of directors of Octavius Group Holdings Inc. (doing business as “Flow Kana”) since January 2020, a private company in the cannabis industry. Since April 2022, Mr. Albert has served on the board of SLANG Worldwide, Inc. and been a member of its audit committee (CNSX: SLNG). Since June 2022, he has also served on the board of Conception Nurseries, Inc, a private company. Mr. Albert is also an independent director on the board of Neighborhood Holdings, Inc., a private real estate management company which enables renters to build financial equity in their homes and neighborhoods. From 2010 until his retirement in December 2019, Mr. Albert was a Senior Partner of Pantheon Ventures LLC (“Pantheon”) and a member of its six-person Partnership Board. For most of his tenure at Pantheon, Mr. Albert was responsible for the firm’s global business development, including all product marketing and business development activities. During this time, Pantheon’s assets under management increased from approximately $25 billion to approximately $50 billion. Prior to joining Pantheon, he was a Managing Director and co-founder of Elevation Partners (“Elevation”), a private equity firm that made investments in market-leading consumer-tech businesses such as Facebook and Yelp. Prior to Elevation, Mr. Albert worked in the investment banking division of Merrill Lynch & Co. for 24 years where, for most of this time, he served as a Managing Director and the Global Head of the Private Placement Group managing the market leading private equity fund placement business. From 2006 until 2017, Mr. Albert served as an independent director on the board of Merrill Lynch Ventures, LLC (“Merrill”), a series of private equity partnerships offered to key Merrill Lynch employees. From 1999 to 2000, he also was responsible for the middle market mergers and acquisitions group at Merrill, advising on sell-side mergers and acquisitions, primarily for clients of the firm’s brokerage side. Beginning in 2010, Mr. Albert was an independent director, chairman of the audit committee and a member of the corporate governance and nominating committee of Dover Saddlery, Inc., the leading multichannel equestrian retailer in the United States prior to its purchase and take-private transaction by a private equity firm in 2015. Mr. Albert has a BA and an MBA from the University of California, Los Angeles, where he continues to be involved as the Chair of the Board of Visitors of the Economics Department.

Harry DeMott has served as a member of our board of directors since October 2021. Mr. DeMott is a seasoned investor, operator and board director. He is the founder and CEO of Temerity Media Inc. (d/b/a Proper), a cannabis data-business connecting customers, brands and retailers. He is the former CEO of Ticket Evolution, the ticket industry’s premier B2B exchange, a portfolio company of Raptor Ventures I LP (“Raptor”), where Mr. DeMott is General Partner. Through Raptor, Mr. DeMott sits on the board of directors of Security Point Media. Outside of Raptor, Mr. DeMott sits on the board of Workhouse Group Inc. (NASDAQ:WKHS), where he previously chaired the compensation committee and remains a member, and serves on the nominating and governance committee. He is involved in a number of investment activities through Harmerle Investments and Chelsea Realty, two family owned and operated vehicles. Recently, Mr. DeMott was CEO of Australis Capital (NASDAQ:AUSA), a spinoff of Aurora Cannabis, focused on U.S. cannabis. Starting out as a board director in April 2019, Mr. DeMott was later appointed to the CEO position until a new board of directors was elected in the 2020 annual general meeting. Through Harmerle Investments, he was an early investor in Columbia Care (NASDAQ:CCHWF) and he is also an investor in Evolvd Cannabis, Kinslips and Groundworks, the holding company for the Serra and Electric Lettuce chains of dispensaries in Oregon. Mr. DeMott has long been involved in music and entertainment investments with current investments in Hi.Fi, Violet Crown Cinemas, Urban Airship and Big Room. Prior to co-founding Raptor, Mr. DeMott was an analyst at Knighthead Capital and King Street Capital, two leading distressed debt funds based in New York City. During his tenure there, and his previously co-founded hedge fund, Gothic Capital, Mr. DeMott led investments in a variety of venture capital deals such as Pandora, dMarc Broadcasting and Zing. Mr. DeMott started his career on Wall Street at Credit Lyonnais Global Partners, moving to First Boston (Credit Suisse) where he became an institutional investor ranked analyst in broadcasting. He was singled out by the Wall Street Journal as one of the leading stock pickers in his field, and while there helped raise funds for various companies in the radio, television, outdoor advertising and tower sectors. Mr. DeMott attended Trinity School before attending Princeton University where he graduated with an AB in Economics in 1988. He received an MBA in International Finance from NYU’s Stern School of Business in 1991.

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

Timothy J. Seymour has served as a member of our board of directors since October 2021. Mr. Seymour is the founder and Chief Investment Officer of Seymour Asset Management, a registered investment advisor for both asset and wealth management, since January 2014. He brings 25 years of investment experience as a portfolio manager, allocator, and capital markets professional across multiple asset classes. With a background in emerging market and new asset classes, Mr. Seymour was an early investor and participant in the cannabis sector dating back to 2016. He has established himself as a thought leader and industry insider, and has served on multiple advisory boards in the sector. Since July 2019, Mr. Seymour has served as the Portfolio Manager of Amplify Seymour Cannabis ETF (NYSE: CNBS), an actively managed strategy fund that provides thematic exposure in the high growth and evolving cannabis sector, and a Senior Advisor and member of the investment committee at JW Asset Management, a $1.8 billion firm specializing in cannabis hedge fund products in both public and private equity. Mr. Seymour was the Chief Investment Officer and co-founder of Triogem Asset Management, (“Triogem”), where the firm’s flagship fund was a long short global equity strategy, from May 2008 to September 2013. Triogem’s investment approach was rooted in running a low volatility portfolio that managed top down risks while employing a rigorous research process to bottom up stock picking. Prior to Triogem, Mr. Seymour was co-founder and Managing Partner at Red Star Asset Management (“Red Star”), where the firm managed a multi-strategy fund investing across Russia and Eastern Europe, from February 2005 to July 2007. Before launching Red Star, from August 1998 to December 2004, he was a Partner and Managing Director at Troika Dialog (“Troika”), which was later bought by Sberbank, a Russian state bank. At Troika, Mr. Seymour served various roles, including running the fixed income sales and trading group, launching the firm’s US broker/dealer group and overseeing all U.S. capital markets activity. Mr. Seymour started his career in November 1996 at UBS Securities, LLC (“UBS”), in New York, focusing on international macro, until he left in April 1998. Mr. Seymour received his MBA in International Finance from Fordham University, after which he completed UBS’ capital markets trading program, and his undergraduate degree from Georgetown University.

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

Investment Criteria

Consistent with our business strategy, we have identified the following general, non-exclusive criteria and guidelines that we believe are important in evaluating prospective targets for our initial Business Combination. We are using these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial Business Combination with a target that does not meet one or more of these criteria and guidelines except that we will not enter into an initial Business Combination with a target that operates or plans to operate in violation of U.S. federal law, including the Controlled Substances Act. We expect to weigh potential upside from growth in the target business and an improved capital structure against any identified downside risks. We intend to focus on target businesses with the following characteristics:

•	Historical and expected growth tracking or exceeding the industry average (30% + CAGR);

•	At least $50 million of revenue with a clear pathway to $200 million over five years;

•	Strong, proven management team with execution capability;

•	Track record of capital efficiency;

•	Fragmented vertical with clear opportunity for consolidation and mergers and acquisitions;

•	Accretive cash flow and margin profile with sizable organic revenue growth potential;

•	Alignment of long-term vision and willingness to retain equity; and

•	Clear pathway for transition towards mid- and large-cap designation.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial Business Combination may be based, to the extent relevant, on these general criteria and guidelines as well as other considerations, factors and criteria that our management may deem relevant. Initially, our search was focused within the cannabis industry. Currently, we are evaluating suitable opportunities in any industry or sector. Our cannabis industry related search is focused on mission critical, sleepier verticals and strong organic growth trajectories. These verticals will have clear fragmentation and an opportunity for the market leader to consolidate “mom and pop” using accretive public stock.

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

Cannabis Industry Opportunity

While we may pursue an initial Business Combination with any business in any industry, commercial sector or location, our initial focus was on identifying acquisition opportunities in the cannabis industry globally. The cannabis industry has experienced significant growth over the last several years. With full federal legalization in Canada and 39 states and Washington D.C. in the United States allowing for some type of legal use under state law, the cannabis industry is amongst the fastest growing industries in the world. We believe that the normalization of cannabis and its many uses—both therapeutic and recreational—is creating a rarely seen opportunity to invest in related businesses. At the same time, the cannabis industry is highly fragmented and subject to a complex regulatory framework, creating significant barriers to entry.

The transition of the cannabis and derivative products industries to a regulated and legal marketplace has been happening at a rapid pace over recent years. Many countries have or are contemplating some form of legalized use, including Canada and the United States. For example, on June 28, 2018, the Marijuana Freedom and Opportunity Act was introduced in the United States Senate, which would remove marijuana from the schedule of controlled substances under the Controlled Substances Act and decriminalize its use. We believe that this momentum will continue to accelerate worldwide, generating tremendous opportunity in the industry, with both broader legislative acceptance and an evolving regulatory environment. There have already been hundreds of businesses launched across various sub-sectors of the cannabis industry, many of which are located in Canada or the United States. These businesses have raised billions of dollars from investors in public and private markets, including strategic investments from major multinational companies that are altering or broadening their core business focus. Many of these businesses have valuations of more than a billion dollars. However, the cannabis industry is still in the early innings. In order to succeed under the new legislative and regulatory frameworks, we believe that businesses will need strong management teams with deep operational expertise and financial acumen.

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

Effecting a Business Combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial Business Combination using cash from one or a combination of the following: the proceeds of the Initial Public Offering and the Private Placement Warrants, proceeds from the sale of additional securities or the incurrence of debt. We may seek to consummate our initial Business Combination with a company or business that may be financially unstable or in its early stages of development or growth (such as a company that has begun operations but is not yet at the stage of commercial manufacturing and sales), which would subject us to the numerous risks inherent in such companies and businesses, although we will not be permitted to effectuate our initial Business Combination with another blank check company or a similar company with nominal operations.

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

Since the consummation of the Initial Public Offering, we have focused on identifying, doing due diligence on and speaking to management of potential target companies in a variety of markets within our target sectors. Subject to the requirement that our initial Business Combination must be with one or more target businesses or assets having an aggregate fair market value of at least 80% of the value of the Trust Account (excluding any taxes payable) at the time of the agreement to enter into such initial Business Combination, we have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses.

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

We currently have until July 19, 2023 to consummate an initial Business Combination, assuming we choose to exercise each of our remaining Monthly Extension Options, which we may do in our sole discretion. Pursuant to the terms of our Third Amended and Restated Certificate of Incorporation and our Amended and Restated Investment Management Trust Agreement, unless further amended pursuant to the terms thereof, we may extend the time period to complete a Business Combination up to and until the Amended Extended Date of July 19, 2023 on a monthly basis, at the Company’s option, by depositing into the Company’s Trust Account the lesser of (x) $100,000 and (y) $0.05 for each share of the Company’s Common Stock which remains outstanding as of the date of such monthly deposit. For a more detailed discussion of the Company’s Monthly Extension Options, please see “Extension of Date to Consummate an Initial Business Combination.”

Our Sponsor may elect to contribute funds for the exercise of our Monthly Extension Options and in exchange may receive, at its option, a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that we are unable to close a Business Combination, unless there are funds available outside the Trust Account to do so. Such non-interest bearing, unsecured promissory note may be convertible into warrants, at a price of $0.75 per warrant at the option of our Sponsor. The warrants issued pursuant to such promissory note would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. Neither we nor our Sponsor and its affiliates or designees are obligated to fund the Trust Account to extend the time for us to complete our initial Business Combination. To the extent that we are unable to consummate a Business Combination and choose to liquidate, we will, as promptly as possible but not more than 10 business days thereafter, redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the Trust Account, including a pro rata portion of any interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (and up to $100,000 interest to pay dissolution expenses), and then seek to dissolve and liquidate. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public stockholders.

Sources of Target Businesses

We believe that there are several target businesses that could benefit from our partnership. In the United States, this would currently include non-plant touching businesses operating in compliance with the Controlled Substances Act and other federal laws that support the functioning of cannabis activity but are not directly related to cultivation, manufacturing, processing, branding, transportation, distribution, storage or sale of cannabis and cannabis-based products. We may also consider companies pursuing an FDA track for pharmaceutical applications and treatments that entail compounds found in cannabis. There are also a number of qualifying cannabis-related licensed operators in industries outside of the United States. This includes companies currently operating in jurisdictions where cannabis has been decriminalized for recreational use, such as Canada, Colombia and Uruguay. Globally, more than 50 countries have legalized some form of medical cannabis and we anticipate that the regulatory environment with respect to cannabis, will continue to become more accommodating over time.

Selection of a Target Business and Structuring of a Business Combination

Consistent with our business strategy, we have identified the following general, non-exclusive criteria and guidelines that we believe are important in evaluating prospective targets for our initial Business Combination. We use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial Business Combination with a target that does not meet one or more of these criteria and guidelines except that we will not enter into an initial Business Combination with a target that operates or plans to operate in violation of U.S. federal law, including the Controlled Substances Act. We expect to weigh potential upside from growth in the target business and an improved capital structure against any identified downside risks. We are initially focusing on target businesses with the following characteristics:

•	Historical and expected growth tracking or exceeding the industry average (30% + CAGR);

•	At least $50 million of revenue with a clear pathway to $200 million over five years;

•	Strong, proven management team with execution capability;

•	Track record of capital efficiency;

•	Fragmented vertical with clear opportunity for consolidation and mergers and acquisitions;

•	Accretive cash flow and margin profile with sizable organic revenue growth potential;

•	Alignment of long-term vision and willingness to retain equity; and

•	Clear pathway for transition towards mid- and large-cap designation.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial Business Combination may be based, to the extent relevant, on these general criteria and guidelines as well as other considerations, factors and criteria that our management may deem relevant. Initially, our search was focused within the cannabis industry. Currently, we are evaluating suitable opportunities in any industry or sector. Our search within the cannabis industry will focus on mission critical, sleepier verticals and strong organic growth trajectories. These verticals will have clear fragmentation and an opportunity for the market leader to consolidate “mom and pop” using accretive public stock.

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

Management Operating and Investment Experience

Our management team is comprised of Vikas Desai, Merrick Friedman, and Mitchell Hara. The team has broad experience in identifying targets and acquiring businesses under diverse market conditions. We believe our management team is well-positioned to identify and evaluate businesses given their skills, knowledge, and experience operating in the public markets. We believe our management team offers extensive experience in growing and operating companies as well as a deep and diverse network of contacts in attractive market sectors.

In aggregate, the team has over 30 years of traditional investment experience, over 29 years of mergers and acquisitions experience, and over six and a half years of cannabis operating and investing experience. The management team has a track record of demonstrated success in the cannabis industry and has proven the ability to source deals, conduct rigorous due diligence, structure transactions, and guide companies via board representation.

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

Our independent directors are comprised of Mark A. Pelson, Seth Farbman, Kevin K. Albert, Harry DeMott and Timothy J. Seymour. The directors bring expertise and experience that will help facilitate the sourcing, diligence, and execution of a successful transaction as well as navigate the nuances and intricacies of public market dynamics. In the aggregate, our independent directors have served as c-suite executives and have been instrumental in bringing companies public via initial public offering or direct listing (e.g., Mr. Farbman was the Chief Marketing Officer of Spotify Inc. during its initial public offering).

Emerging Growth Company Status and Other Information

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our public shares held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to emerging growth company will have the meaning associated with it in the JOBS Act.

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

Periodic Reporting and Financial Information

Our Units, shares, and Warrants are registered under the Exchange Act, which causes us to have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, this Annual Report on Form 10-K contains financial statements audited and reported on by our independent registered public auditors. You can read our SEC filings at the SEC’s website at www.sec.gov.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. These financial statements may be required to be prepared in accordance with, or be reconciled to, U.S. GAAP or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial Business Combination within the prescribed time frame. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We were required to evaluate our internal control procedures for the fiscal year ended December 31, 2022, as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Available Information

Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, including exhibits thereto, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge at www.acharivc.com as soon as reasonably practicable after we file such material with, or furnish it to, the SEC. We provide references herein to our website for convenience, but our website is not incorporated into this or any of our other filings with the SEC.

ITEM 1A.	RISK FACTORS

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Form 10-K and our other filings with the U.S. Securities and Exchange Commission, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risks Relating to our Search for, Consummation of, or Inability to Consummate, a Business Combination and Post-Business Combination Risks

We may not be able to complete our initial Business Combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.15 per share (the amount originally deposited in our Trust Account upon the consummation of our Initial Public Offering), or less than such amount in certain circumstances, and our warrants will expire worthless.

Our Third Amended and Restated Certificate of Incorporation provides that we must complete our initial Business Combination on or prior to July 19, 2023 (such amount of time assuming we continue to exercise our Monthly Extension Options as further described herein). We may not be able to find a suitable target business and complete our initial Business Combination within such time period. If we have not completed our initial Business Combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.15 per share (the amount originally deposited in our Trust Account upon the consummation of our Initial Public Offering) and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.15 per share (the amount originally deposited in our Trust Account upon the consummation of our Initial Public Offering) on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.15 per share (the amount originally deposited in our Trust Account upon the consummation of our Initial Public Offering)” and other risk factors below.

We may also propose additional amendments to our organizational and trust documents, including our Third Amended and Restated Certificate of Incorporation and Amended and Restated Investment Management Trust Agreement, to extend the time available for us to consummate a Business Combination. In such case, our stockholders would be required to approve such amendment and we would be obligated to offer to redeem our public shares in connection therewith.

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

Pursuant to a letter agreement, our Sponsor, officers and directors have agreed to vote their founder shares, as well as any public shares purchased since the Initial Public Offering (including in open market and privately negotiated transactions), in favor of our initial Business Combination, which will increase the likelihood that we will receive the requisite stockholder approval for such initial Business Combination. We have also agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of our Sponsor.

If we seek stockholder approval of our initial Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if a stockholder or a “group” of stockholders are deemed to hold in excess of 15% of our public shares, such stockholder(s) will lose the ability to redeem all such shares in excess of 15% of our public shares.

If we seek stockholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Third Amended and Restated Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial Business Combination. A stockholder’s inability to redeem the Excess Shares will reduce their influence over our ability to complete our initial Business Combination and such stockholder could suffer a material loss on their investment in us if they sell Excess Shares in open market transactions. Additionally, a stockholder will not receive redemption distributions with respect to the Excess Shares if we complete our initial Business Combination. And as a result, any stockholder will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell their stock in open market transactions, potentially at a loss.

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

On January 22, 2023, we received a letter from the Nasdaq indicating that the Company was not in compliance with certain continued listing requirements, including Listing Rule 5450(b)(2)(B), requiring at least 1,100,000 “Publicly Held Shares”. The letter stated that the Company had 45 calendar days to submit a plan to regain compliance. The Company submitted a plan on March 9, 2023, and on March 30, 2023, Nasdaq granted the Company an extension to regain compliance with Listing Rule 5450(b)(2)(B). In accordance with such extension, on or before July 21, 2023, the Company must file with the SEC and Nasdaq a public document containing its current total shares outstanding and a beneficial ownership table in accordance with the SEC proxy rules. In the event the Company does not satisfy the terms, Nasdaq will provide written notification that the Company’s securities will be delisted. At that time, the Company may appeal Nasdaq’s determination to a Listing Qualifications Panel.

On February 24, 2023, the Company received a letter from Nasdaq indicating that the Company was not in compliance with Listing Rule 5450(b)(2)(C), requiring a “Market Value” of “Publicly Held Shares” of at least $15 million. The letter states that the Company has 180 calendar days to regain compliance with Listing Rule 5450(b)(2)(C), or until August 23, 2023. If at any time during this compliance period the Company’s “Market Value” of “Publicly Held Shares” closes at $15,000,000 or more for a minimum of ten consecutive business days, Nasdaq will provide the Company with a written confirmation of compliance.

On March 23, 2023, the Company received a letter from Nasdaq notifying the Company that, for the 30 consecutive trading days prior to the date of the letter, the Company’s Common Stock had traded at a value below the minimum $50,000,000 “Market Value of Listed Securities” requirement set forth in Listing Rule 5450(b)(2)(A), which is required for continued listing of the Company’s Common Stock on Nasdaq. In accordance with Listing Rule 5810(c)(3)(C), the Company has 180 calendar days, or until September 19, 2023, to regain compliance.

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our securities are listed on Nasdaq, our Units, public shares and warrants are considered covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities, including in connection with our initial Business Combination.

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

Following the consummation of the Initial Public Offering and the concurrent private placement of warrants, we have 7,133,333 Private Placement Warrants outstanding. We have accounted for these Private Placement Warrants as a warrant liability, which means that we recorded them at fair value upon issuance and any changes in fair value each period are reported in earnings. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities. In addition, potential targets may seek a business combination partner that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial Business Combination with a target business.

A stockholder’s only opportunity to affect the investment decision regarding a potential Business Combination will be limited to the exercise of their right to redeem their shares from us for cash, unless we seek stockholder approval of the initial Business Combination.

At the time of a stockholder’s initial investment in us, they will not be provided with an opportunity to evaluate the specific merits or risks of a potential initial Business Combination. Since our board of directors may complete an initial Business Combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on a potential initial Business Combination, unless we seek such stockholder vote.

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

At the time we enter into an agreement for our initial Business Combination, we will not know how many stockholders may exercise their redemption rights, and we therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable Business Combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to Chardan Capital Markets, LLC (“Chardan”), as representative of the several underwriters in our Initial Public Offering, will not be adjusted for any shares that are redeemed in connection with an initial Business Combination. The per-share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the per-share value of shares held by non-redeeming stockholders will reflect our obligation to pay the deferred underwriting commissions.

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

Any potential target business with which we enter into negotiations concerning an initial Business Combination will be aware that we must complete our initial Business Combination on or before July 19, 2023 (or such earlier applicable date if we opt not to continue to exercise our remaining Monthly Extension Options). Consequently, such target business may obtain leverage over us in negotiating an initial Business Combination, knowing that if we do not complete our initial Business Combination with that particular target business, we may be unable to complete our initial Business Combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial Business Combination on terms that we would have rejected upon a more comprehensive investigation. See “Extension of Date to Consummate an Initial Business Combination” for more information.

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

The on-going COVID-19 pandemic and other global events (such as Russia’s invasion of Ukraine) and the corresponding impact on businesses and debt and equity markets could have a material adverse effect on our search for a Business Combination and any target business with which we ultimately consummate a Business Combination.

The COVID-19 outbreak and other global events (such as Russia’s invasion of Ukraine) have resulted in, a widespread crisis that has adversely affected, and in the future could further, adversely affect economies and financial markets worldwide, and the business of any potential target business with which the Company consummates a Business Combination could be materially and adversely affected. Furthermore, we may be unable to complete an initial Business Combination if concerns relating to COVID-19 or other matters of global concern (such as Russia’s invasion of Ukraine) continue to restrict travel, limit the ability to have meetings with potential investors, limit the ability to conduct due diligence or limit the ability of a potential target company’s personnel, vendors and services providers to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 and other matters of global concern (such as Russia’s invasion of Ukraine) impact our search for an initial Business Combination will depend on future developments, which are highly uncertain and cannot be predicted. The effect of the COVID-19 pandemic and other matters of global concern (such as Russia’s invasion of Ukraine) on businesses, and the inability to accurately predict the future impact of the pandemic and other global events on businesses, have also made determinations and negotiations of valuation more difficult, which could make it more difficult to consummate a Business Combination transaction. If the disruptions posed by COVID-19 or other matters of global concern (such as Russia’s invasion of Ukraine) continue, our ability to consummate a Business Combination, or the operations of a target business with which we ultimately consummate a Business Combination, may be materially adversely affected. In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

Finally, the outbreak of COVID-19 or other infectious diseases and other global events (such as Russia’s invasion of Ukraine) may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities.

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

In addition, even after we were to complete an initial Business Combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial Business Combination. As a result, in order to protect our directors and officers, the post-Business Combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-Business Combination entity and could interfere with or frustrate our ability to consummate an initial Business Combination on terms favorable to our investors.

We may engage the underwriters of our Initial Public Offering or their affiliates to provide additional services to us, which may include acting as financial advisor in connection with an initial Business Combination or as placement agent in connection with a related financing transaction. The underwriters of our Initial Public Offering are entitled to receive deferred commissions that will be released from the Trust Account only upon completion of an initial Business Combination. These financial incentives may cause the underwriters of our Initial Public Offering to have potential conflicts of interest in rendering any such additional services to us, including, for example, in connection with the sourcing and consummation of an initial Business Combination.

We may engage the underwriters of our Initial Public Offering or their affiliates to provide additional services including, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or arranging debt financing. We may pay the underwriters of our Initial Public Offering or their affiliates fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation. The underwriters of our Initial Public Offering are also entitled to receive deferred commissions that are conditioned on the completion of an initial Business Combination. The fact that the underwriters of our Initial Public Offering or their affiliates’ financial interests are tied to the consummation of a Business Combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial Business Combination.

Stockholders do not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate their investment, therefore, a stockholder may be forced to sell their public shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of an initial Business Combination, and then only in connection with those public shares that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our Third Amended and Restated Certificate of Incorporation (A) to modify the substance or timing of our obligation to offer redemption rights in connection with any proposed initial Business Combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial Business Combination on or prior to July 19, 2023 (or such earlier applicable date if we opt not to continue to exercise our remaining Monthly Extension Options) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity and (iii) the redemption of our public shares if we are unable to complete an initial Business Combination on or prior to July 19, 2023 (or such earlier applicable date if we opt not to continue to exercise our remaining Monthly Extension Options), subject to applicable law and as further described herein. Stockholders who do not exercise their redemption rights in connection with an amendment to our Third Amended and Restated Certificate of Incorporation would still be able to exercise their redemption rights in connection with a subsequent Business Combination. In no other circumstances will a public stockholder have any right or interest of any kind in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate their investment, a stockholder may be forced to sell their public shares or warrants, potentially at a loss.

Stockholders are not entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants are intended to be used to complete an initial Business Combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000 upon the successful completion of the Initial Public Offering and the sale of the Private Placement Warrants and we filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our Units became immediately tradable following our Initial Public Offering and we may have a longer period of time to complete our initial Business Combination than do companies subject to Rule 419. Moreover, if our Initial Public Offering had been subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an initial Business Combination.

Because of our limited resources and the significant competition for Business Combination opportunities, it may be more difficult for us to complete our initial Business Combination. If we are unable to complete our initial Business Combination, our public stockholders may receive only approximately $10.15 per share (the amount originally deposited in our Trust Account upon the consummation of our Initial Public Offering) on our redemption of our public shares, or less than such amount in certain circumstances, and our warrants will expire worthless.

We expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar technical, human and other resources to ours, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, because we are obligated to pay cash for the public shares which our public stockholders redeem in connection with our initial Business Combination, target companies will be aware that this may reduce the resources available to us for our initial Business Combination. This may place us at a competitive disadvantage in successfully negotiating an initial Business Combination. If we are unable to complete our initial Business Combination, our public stockholders may receive only approximately $10.15 per share (the amount originally deposited in our Trust Account upon the consummation of our Initial Public Offering) on the liquidation of our Trust Account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.15 per share (the amount originally deposited in our Trust Account upon the consummation of our Initial Public Offering) upon our liquidation. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.15 per share (the amount originally deposited in our Trust Account upon the consummation of our Initial Public Offering)” and other risk factors below.

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

If the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants not being held in the Trust Account are insufficient to continue to fund our search for an initial Business Combination, it could limit the amount of time available to find a target business or businesses and complete our initial Business Combination and we will then depend on loans from our Sponsor or management team to fund our search for an initial Business Combination, to pay our taxes and to complete our initial Business Combination. If we are unable to obtain these loans, we may be unable to complete our initial Business Combination.

The funds available to us to pursue an initial Business Combination are currently limited to the working capital held outside our Trust Account. If we are required to seek additional capital, we would need to borrow funds from our Sponsor, management team or other third parties to operate or may be forced to liquidate. None of our Sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial Business Combination. Up to $1,500,000 of such loans may be convertible into private placement-equivalent warrants at a price of $0.75 per warrant at the option of the lender. The $1,500,000 limit of conversion does not apply to notes issued to our Sponsor in connection with the funding of an exercise of a Monthly Extension Option. Prior to the completion of our initial Business Combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we are unable to obtain these loans, we may be unable to complete our initial Business Combination. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public stockholders may only receive approximately $10.15 per share (the amount originally deposited in our Trust Account upon the consummation of our Initial Public Offering) on our redemption of our public shares and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.15 per share (the amount originally deposited in our Trust Account upon the consummation of our Initial Public Offering) on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.15 per share (the amount originally deposited in our Trust Account upon the consummation of our Initial Public Offering)” and other risk factors below.

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

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.15 per share (the amount originally deposited in our Trust Account upon the consummation of our Initial Public Offering).

Our placing of funds in the Trust Account upon the consummation of our Initial Public Offering may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (except for our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Marcum LLP, our independent registered public accounting firm, and the underwriters of the Initial Public Offering have not executed agreements with us waiving such claims to the monies held in the Trust Account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we are unable to complete our initial Business Combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.15 per share initially held in the Trust Account, due to claims of such creditors. Pursuant to the letter agreement, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.15 per share and (ii) the actual amount per share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.15 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations, and believe that our Sponsor’s only assets are securities of the company. Therefore, it is unlikely that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial Business Combination and redemptions could be reduced to less than $10.15 per share. In such event, we may not be able to complete our initial Business Combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive (and any other persons who may become an officer or director prior to the initial Business Combination will also be required to waive) any right, title, interest or claim of any kind in or to any monies in the Trust Account and not to seek recourse against the Trust Account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the Trust Account or (ii) we consummate an initial Business Combination. Our obligation to indemnify our officers and directors may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duties. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and we and our board may be exposed to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duties to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the Trust Account prior to addressing the claims of creditors.

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

Under the Delaware General Corporation Law (the “DGCL”), stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial Business Combination on or prior to July 19, 2023 (or such earlier applicable date if we opt not to continue to exercise our remaining Monthly Extension Options) may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares promptly following July 19, 2023 (or such earlier applicable date if we opt not to continue to exercise our remaining Monthly Extension Options) in the event we do not complete our initial Business Combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial Business Combination on or prior to July 19, 2023 (or such earlier applicable date if we opt not to continue to exercise our remaining Monthly Extension Options), is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

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

We are not limited to completing an initial Business Combination in any industry or geographical region, although we will not, under our Third Amended and Restated Certificate of Incorporation, be permitted to effectuate our initial Business Combination with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a Business Combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial Business Combination, we may be affected by numerous risks inherent in the business operations with which we combine. Notwithstanding the foregoing, we will not invest in or consummate a Business Combination with a target business that we determine has been operating, or has plans to operate, in violation of U.S. federal laws, including the Controlled Substances Act.

For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our securities will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders who choose to remain stockholders following our initial Business Combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the Business Combination contained an actionable material misstatement or material omission.

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

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial Business Combination will not have all of these positive attributes. If we complete our initial Business Combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective Business Combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial Business Combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial Business Combination, our public stockholders may receive only approximately $10.15 per share (the amount originally deposited in our Trust Account upon the consummation of our Initial Public Offering) on the liquidation of our Trust Account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.15 per share (the amount originally deposited in our Trust Account upon the consummation of our Initial Public Offering) on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.15 per share (the amount originally deposited in our Trust Account upon the consummation of our Initial Public Offering)” and other risk factors below.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report on Form 10-K for the year ended December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our initial Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such Business Combination.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete an initial Business Combination with which a substantial majority of our stockholders do not agree.

Our Third Amended and Restated Certificate of Incorporation does not provide a specified maximum redemption threshold, except that we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial Business Combination and after payment of underwriters’ fees and commissions (such that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial Business Combination. As a result, we may be able to complete our initial Business Combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial Business Combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all public shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial Business Combination exceed the aggregate amount of cash available to us, we will not complete the initial Business Combination or redeem any shares, all public shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate Business Combination.

The provisions of our Third Amended and Restated Certificate of Incorporation that relate to our pre-Business Combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account), may be amended with the approval of holders of 65% of our Common Stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our Third Amended and Restated Certificate of Incorporation and the Amended and Restated Investment Management Trust Agreement to facilitate the completion of an initial Business Combination that some of our stockholders may not support.

Our Third Amended and Restated Certificate of Incorporation provides that any of its provisions related to pre-initial Business Combination activity (including the requirement to deposit proceeds of the Initial Public Offering and the Private Placement Warrants into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein and including to permit us to withdraw funds from the Trust Account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated) may be amended if approved by holders of 65% of our Common Stock entitled to vote thereon, and corresponding provisions of the Amended and Restated Investment Management Trust Agreement governing the release of funds from our Trust Account may be amended if approved by holders of 65% of our Common Stock entitled to vote thereon. In all other instances, our Third Amended and Restated Certificate of Incorporation may be amended by holders of a majority of our outstanding Common Stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. We may not issue additional securities that can vote on amendments to our Third Amended and Restated Certificate of Incorporation. Our initial stockholders, who collectively beneficially owned up to 20% of our Common Stock following the closing of the Initial Public Offering (assuming they did not purchase any Units in the Initial Public Offering or thereafter), will participate in any vote to amend our Third Amended and Restated Certificate of Incorporation and/or Amended and Restated Investment Management Trust Agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our Third Amended and Restated Certificate of Incorporation which govern our pre-initial Business Combination behavior more easily than some other blank check companies, and this may increase our ability to complete an initial Business Combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our Third Amended and Restated Certificate of Incorporation.

Our Sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our Third Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of our obligation to offer redemption rights in connection with any proposed initial Business Combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial Business Combination on or prior to July 19, 2023 (or such earlier applicable date if we opt not to continue to exercise our remaining Monthly Extension Options), or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity, unless we provide our public stockholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, divided by the number of then outstanding public shares. These agreements are contained in a letter agreement that we have entered into with our Sponsor, officers and directors. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

In order to effectuate an initial Business Combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure our stockholders that we will not seek to amend our Third Amended and Restated Certificate of Incorporation or governing instruments in a manner that will make it easier for us to complete our initial Business Combination that our stockholders may not support.

In order to effectuate an initial Business Combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. To the extent we seek to amend our organizational documents in a way that would be deemed to fundamentally change the nature of any securities offered through the Initial Public Offering, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or further extend the time to consummate an initial Business Combination in order to effectuate our initial Business Combination (in addition to the extension of time permitted through the exercise of our remaining Monthly Extension Options).

Alternatively, we may propose an amendment to our Third Amended and Restated Certificate of Incorporation to extend the timing of our obligation to allow redemption in connection with our initial Business Combination. In such case, our stockholders would be required to approve such amendment and we would be obligated to offer to redeem our public shares in connection therewith.

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

We have not selected any specific Business Combination target but intend to target businesses larger than we could acquire with the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants. As a result, we may be required to seek additional financing to complete such proposed initial Business Combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial Business Combination, we would be compelled to either restructure the transaction or abandon that particular Business Combination and seek an alternative target business candidate. Further, the amount of additional financing we may be required to obtain could increase as a result of future growth capital needs for any particular transaction, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial Business Combination and/or the terms of negotiated transactions to purchase shares in connection with our initial Business Combination. If we are unable to complete our initial Business Combination, our public stockholders may receive only approximately $10.15 per share (the amount originally deposited in our Trust Account upon the consummation of our Initial Public Offering) plus any pro rata interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes on the liquidation of our Trust Account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial Business Combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial Business Combination. If we are unable to complete our initial Business Combination, our public stockholders may only receive approximately $10.15 per share (the amount originally deposited in our Trust Account upon the consummation of our Initial Public Offering) on the liquidation of our Trust Account and our warrants will expire worthless. Furthermore, as described in the risk factor entitled “If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.15 per share (the amount originally deposited in our Trust Account upon the consummation of our Initial Public Offering),” under certain circumstances our public stockholders may receive less than $10.15 per share (the amount originally deposited in our Trust Account upon the consummation of our Initial Public Offering) upon the liquidation of the Trust Account.

Our initial stockholders may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our initial stockholders owned shares representing 20% of our issued and outstanding shares of Common Stock upon the consummation of our Initial Public Offering and a greater percentage as a result of the redemptions which occurred at the Special Meeting in connection with the adoption of our Third Amended and Restated Certificate of Incorporation. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our Third Amended and Restated Certificate of Incorporation and approval of major corporate transactions. If our initial stockholders purchased any Units in the Initial Public Offering or if our initial stockholders purchase any additional shares of Common Stock in the aftermarket or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our public shares. In addition, our board of directors, whose members were elected by our initial stockholders, is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our initial Business Combination, in which case all of the current directors will continue in office until at least the completion of the initial Business Combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our initial Business Combination.

Resources could be wasted in researching Business Combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial Business Combination, our public stockholders may receive only approximately $10.15 per share (the amount originally deposited in our Trust Account upon the consummation of our Initial Public Offering), or less than such amount in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial Business Combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial Business Combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial Business Combination, our public stockholders may receive only approximately $10.15 per share (the amount originally deposited in our Trust Account upon the consummation of our Initial Public Offering) on the liquidation of our Trust Account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.15 per share (the amount originally deposited in our Trust Account upon the consummation of our Initial Public Offering) on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.15 per share (the amount originally deposited in our Trust Account upon the consummation of our Initial Public Offering)” and other risk factors below.

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial Business Combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our stockholders’ investment in us.

When evaluating the desirability of effecting our initial Business Combination with a prospective target business, our ability to assess the target business’ management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders who choose to remain stockholders following the initial Business Combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

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

If we effect our initial Business Combination with a company with operations or opportunities outside of the United States, we may be subject to special considerations or risks associated with companies operating in an international setting, including any of the following:

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

We may be deemed a “foreign person” under the regulations relating to CFIUS and our failure to obtain any required approvals within the requisite time period may require us to liquidate.

Our Sponsor is not controlled by and does not have substantial ties with any non-U.S. person. Mr. Desai, who is the Company’s Chief Executive Officer, is a U.S. citizen. As a result, we do not expect the Company to be considered a “foreign person” under the regulations administered by the Committee on Foreign Investment in the United States (“CFIUS”). However, if our Business Combination becomes subject to CFIUS review, CFIUS may decide to block or delay our Business Combination, impose conditions to mitigate national security concerns with respect to such Business Combination or order us to divest all or a portion of a U.S. business of the combined company without first obtaining CFIUS clearance, which may limit the attractiveness of or prevent us from pursuing certain Business Combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete a Business Combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies.

Moreover, the process of government review, whether by the CFIUS or otherwise, could be lengthy and we have limited time to complete our Business Combination. If we cannot complete our Business Combination on or prior to July 19, 2023 (or such earlier applicable date if we opt not to continue to exercise our remaining Monthly Extension Options), because the review process drags on beyond such timeframe or because our Business Combination is ultimately prohibited by CFIUS or another U.S. government entity, we may be required to liquidate. If we liquidate, our public stockholders may only receive an amount per share that will be determined by when we liquidate, and our warrants will expire worthless. This will also cause you to lose the investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete an initial Business Combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

We may choose to incur substantial debt to complete our initial Business Combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account. As such, no issuance of debt will affect the per-share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

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

We may only be able to complete one Business Combination with the proceeds from the Initial Public Offering and the sale of the Private Placement Warrants which will cause us to be solely dependent on a single business which may have a limited number of services and limited operating activities. This lack of diversification may negatively impact our operating results and profitability.

As a result of the shareholder redemptions we experienced in connection with the adoption of our Third Amended and Restated Certificate of Incorporation, the funds available in our Trust Account and available for payment of consideration in connection with a potential Business Combination were diminished. As of April 18, 2023, we had $10,828,307.47 in our Trust Account.

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

Cybersecurity risks and cyber incidents could adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information and confidential information in our possession and/or damage to our business relationships, any of which could negatively impact our business, financial condition and operating results.

We and our Sponsor and its affiliates face increasingly frequent and sophisticated cyber and security threats, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target us because we may hold confidential and other price sensitive information about existing and potential investments. We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of our Sponsor and its third party vendors, and other third parties. Cyber attacks and other security threats could originate from a wide variety of sources, including cyber criminals, nation state hackers, hacktivists and other outside parties. As a result, we may face a heightened risk of a security breach or disruption with respect to sensitive information resulting from an attack by computer hackers, foreign governments or cyber terrorists.

The efficient operation of our business is dependent on computer hardware and software systems, as well as data processing systems and the secure processing, storage and transmission of information, which are vulnerable to security breaches and cyber incidents. A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. In addition, we and our employees may be the target of fraudulent emails or other targeted attempts to gain unauthorized access to proprietary or sensitive information. The result of these incidents may include disrupted operations, misstated or unreliable financial data, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships. Any processes, procedures and internal controls we may implement to mitigate cybersecurity risks and cyber intrusions, as well as our increased awareness of the nature and extent of a risk of a cyber-incident, will not guarantee that a cyber-incident will not occur or that our financial results, operations or confidential information will not be negatively impacted by such an incident, especially because the cyber-incident techniques change frequently or are not recognized until launched and because cyber-incidents can originate from a wide variety of sources. We may not have sufficient funding and resources to comply with evolving cybersecurity regulations and to continually monitor and enhance our cybersecurity procedures and controls.

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

Our initial Business Combination and our structure thereafter may not be tax-efficient to our shareholders and warrant holders. As a result of our Business Combination, our tax obligations may be more complex, burdensome and uncertain.

Although we will attempt to structure our initial Business Combination in a tax-efficient manner, tax structuring considerations are complex, the relevant facts and law are uncertain and may change, and we may prioritize commercial and other considerations over tax considerations. For example, in connection with our initial Business Combination and subject to any requisite shareholder approval, we may structure our Business Combination in a manner that requires shareholders and/or warrant holders to recognize gain or income for tax purposes, effect a Business Combination with a target company in another jurisdiction, or reincorporate in a different jurisdiction (including, but not limited to, the jurisdiction in which the target company or business is located). We do not intend to make any cash distributions to shareholders or warrant holders to pay taxes in connection with our Business Combination or thereafter. Accordingly, a shareholder or a warrant holder may need to satisfy any liability resulting from our initial Business Combination with cash from its own funds or by selling all or a portion of the shares received. In addition, shareholders and warrant holders may also be subject to additional income, withholding or other taxes with respect to their ownership of us after our initial Business Combination.

In addition, we may effect a Business Combination with a target company that has business operations outside of the United States, and possibly, business operations in multiple jurisdictions. If we effect such a Business Combination, we could be subject to significant income, withholding and other tax obligations in a number of jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions. Due to the complexity of tax obligations and filings in other jurisdictions, we may have a heightened risk related to audits or examinations by U.S. federal, state, local and non-U.S. taxing authorities. This additional complexity and risk could have an adverse effect on our after-tax profitability and financial condition.

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

Our key personnel may be able to remain with the company after the completion of our initial Business Combination only if they are able to negotiate employment or consulting agreements in connection with the initial Business Combination. Additionally, they may negotiate reimbursement of any out-of-pocket expenses incurred on our behalf prior to the consummation of our initial Business Combination, should they choose to do so. Such negotiations would take place simultaneously with the negotiation of the initial Business Combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the initial Business Combination, or as reimbursement for such out-of-pocket expenses. The Private Placement Warrants will also be worthless if we do not complete our initial Business Combination. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target Business Combination, completing an initial Business Combination and influencing the operation of the business following the initial Business Combination. This risk may become more acute as the deadline with respect to the time allotted to complete our Business Combination approaches. However, we believe the ability of such individuals to remain with us after the completion of our initial Business Combination will not be the determining factor in our decision as to whether or not we will proceed with any potential Business Combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our initial Business Combination. We cannot assure our stockholders that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial Business Combination.

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

We may consummate a Business Combination with a company in any industry we choose and are not limited to any particular industry or type of business, although initially we intended to focus our search in the cannabis industry. Although our management will endeavor to evaluate the risks inherent in any particular Business Combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in an initial Business Combination candidate. In the event we elect to pursue a Business Combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Form 10-K regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any stockholders who choose to remain stockholders following our initial Business Combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

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

Since our Sponsor, officers, and directors, will lose their entire investment in us if our initial Business Combination is not completed (other than with respect to any public shares acquired during or after the Initial Public Offering), and since our Sponsor, officers, and directors that have interests in founder shares may profit substantially even under circumstances where our public stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular Business Combination target is appropriate for our initial Business Combination. In addition, since our Sponsor paid only approximately $0.009 per share for the founder shares, certain of our officers and directors could potentially make a substantial profit even if we acquire a target business that subsequently declines in value.

In February 2021, our Sponsor purchased 2,156,250 founder shares, and in June 2021, we effected a 1.3333-for-1.0 stock split of our Common Stock, so that our Sponsor owned an aggregate of 2,875,000 founder shares prior to the Initial Public Offering. Our Sponsor paid an aggregate purchase price of $25,000, or approximately $0.009 per share, for the founder shares. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares after the Initial Public Offering. On November 29, 2021, the Sponsor forfeited 375,000 of such founder shares due to the expiration of the over-allotment option. As of December 31, 2022, our Sponsor continued to hold a balance of 2,500,000 founder shares. The founder shares will be worthless if we do not complete an initial Business Combination. In addition, our Sponsor purchased an aggregate of 7,133,333 Private Placement Warrants, each exercisable for three quarters of one share of Common Stock at $11.50 per share, for a purchase price of $5,350,000, or $0.75 per warrant, that will also be worthless if we do not complete an initial Business Combination. Holders of founder shares have agreed (A) to vote any shares owned by them in favor of any proposed initial Business Combination and (B) not to redeem any founder shares in connection with a stockholder vote to approve a proposed initial Business Combination. In addition, we may obtain loans from our Sponsor, affiliates of our Sponsor or an officer or director. The Private Placement Warrants will also be worthless if we do not complete our initial Business Combination. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target Business Combination, completing an initial Business Combination and influencing the operation of the business following the initial Business Combination. This risk may become more acute as the deadline for our completion of an initial Business Combination approaches.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial Business Combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for an initial Business Combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial Business Combination. Each of our officers is engaged in other business endeavors for which he may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors may also serve as officers or board members for other entities. Our officers have agreed not to become an officer or director of any other cannabis-focused special purpose acquisition company with a class of securities registered under the Exchange Act until we have announced a definitive agreement regarding our initial Business Combination or we have failed to complete our initial Business Combination on or prior to July 19, 2023 (or such earlier applicable date if we opt not to continue to exercise our remaining Monthly Extension Options). If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial Business Combination. For a complete discussion of our officers’ and directors’ other business affairs, please see the section of this Form 10-K entitled “Our Management Team.”

Our officers, directors and advisors or their affiliates have pre-existing fiduciary and contractual obligations and may in the future become affiliated with other entities engaged in business activities similar to those intended to be conducted by us. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial Business Combination, we intend to engage in the business of identifying and combining with one or more businesses. Our officers, directors and advisors or their affiliates have pre-existing fiduciary and contractual obligations to other companies. Accordingly, they may participate in transactions and have obligations that may be in conflict or competition with our consummation of our initial Business Combination. As a result, a potential target business may be presented by our management team to another entity prior to its presentation to us and we may not be afforded the opportunity to engage in a transaction with such target business. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to other entities prior to its presentation to us, subject to our officers’ and directors’ fiduciary duties under Delaware law. Our Third Amended and Restated Certificate of Incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

For a complete discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see the sections of this Form 10-K entitled “Certain Relationships and Related Transactions, and Director Independence.”

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

In light of the involvement of our Sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, officers, advisors or directors. Our directors also serve as officers and board members for other entities, as well as without limitation, those described under the section of this Form 10-K entitled “Directors, Executive Officers and Corporate Governance—Conflicts of Interest.” Such entities may compete with us for Business Combination opportunities. Our Sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial Business Combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning an initial Business Combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for an initial Business Combination as set forth in the section of this Form 10-K entitled “Selection of a Target Business and Structuring of a Business Combination” and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or from another independent entity that commonly renders valuation opinions, regarding the fairness to our stockholders from a financial point of view of an initial Business Combination with one or more businesses affiliated with our officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the initial Business Combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

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

We may seek Business Combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.

We may seek Business Combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the Business Combination may not be as successful as we anticipate.

To the extent we complete our initial Business Combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our management team will endeavor to evaluate the risks inherent in a particular target business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our Business Combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such combination may not be as successful as a combination with a smaller, less complex organization.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the Amended and Restated Investment Management Trust Agreement, the Trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. This investment is not intended for persons who are seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial Business Combination; and (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our Third Amended and Restated Certificate of Incorporation (A) to modify the substance or timing of our obligation to offer redemption rights in connection with any proposed initial Business Combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial Business Combination on or prior to July 19, 2023 (or such earlier applicable date if we opt not to continue to exercise our remaining Monthly Extension Options), or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity; or (iii) absent an initial Business Combination on or prior to July 19, 2023 (or such earlier applicable date if we opt not to continue to exercise our remaining Monthly Extension Options), our return of the funds held in the Trust Account to our public stockholders as part of our redemption of the public shares. Stockholders who do not exercise their redemption rights in connection with an amendment to our Third Amended and Restated Certificate of Incorporation would still be able to exercise their redemption rights in connection with a subsequent Business Combination. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial Business Combination or may result in our liquidation. If we are unable to complete our initial Business Combination, our public stockholders may receive only approximately $10.15 per share (the amount originally deposited in our Trust Account upon the consummation of our Initial Public Offering) on the liquidation of our Trust Account and our warrants will expire worthless.

We may issue additional Common Stock or preferred stock to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our Third Amended and Restated Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of Common Stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. Immediately after the Initial Public Offering, there were 87,500,000 authorized but unissued shares of Common Stock, respectively, available for issuance, which amount does not take into account the public shares reserved for issuance upon exercise of outstanding warrants. Since the consummation of the Initial Public Offering, there are no shares of preferred stock issued and outstanding. In connection with the Special Meeting and the adoption of our Third Amended and Restated Certificate of Incorporation, as of December 22, 2022, shareholders representing 8,980,535 shares of Common Stock redeemed their shares, and as a result, we have 3,519,465 shares of Common Stock currently outstanding.

We may issue a substantial number of additional shares of common or preferred stock to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination (although our Third Amended and Restated Certificate of Incorporation provides that we may not issue securities that can vote with Common Stockholders on matters related to our pre-initial Business Combination activity). However, our Third Amended and Restated Certificate of Incorporation provides, among other things, that prior to our initial Business Combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any initial Business Combination. These provisions of our Third Amended and Restated Certificate of Incorporation, like all provisions of our Third Amended and Restated Certificate of Incorporation, may be amended with the approval of our stockholders. However, our executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our Third Amended and Restated Certificate of Incorporation (A) to modify the substance or timing of our obligation to offer redemption rights in connection with any proposed initial Business Combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial Business Combination on or prior to July 19, 2023 (or such earlier applicable date if we opt not to continue to exercise our remaining Monthly Extension Options), or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Common Stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares.

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

An investment in this Company may result in uncertain or adverse U.S. federal income tax consequences. For instance, because there are no authorities that directly address instruments similar to the Units we issued in the Initial Public Offering, the allocation an investor makes with respect to the purchase price of a Unit between the public share and the redeemable Warrant included in each Unit could be challenged by the Internal Revenue Service (“IRS”) or the courts. In addition, if we are determined to be a personal holding company for U.S. federal income tax purposes, our taxable income would be subjected to an additional 20% federal income tax, which would reduce the net after-tax amount of interest income earned on the funds placed in our Trust Account. Furthermore, the U.S. federal income tax consequences of a cashless exercise of warrants included in the Units we issued in the Initial Public Offering and of a redemption of warrants for public shares are unclear under current law. Finally, it is unclear whether the redemption rights with respect to our shares suspend the running of a U.S. holder’s holding period for purposes of determining whether any gain or loss realized by such holder on the sale or exchange of public shares is long-term capital gain or loss and for purposes of determining whether any dividend we pay would be considered “qualified dividends” for federal income tax purposes. Prospective investors are urged to consult their tax advisors with respect to these and other tax consequences when purchasing, holding or disposing of our securities.

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.15 per share (the amount originally deposited in our Trust Account upon the consummation of our Initial Public Offering).

The proceeds held in the Trust Account may be invested only in U.S. government treasury obligations with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial Business Combination or make certain amendments to our Third Amended and Restated Certificate of Incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial Business Combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.15 per share (the amount originally deposited in our Trust Account upon the consummation of our Initial Public Offering).

We have agreed to register the shares of Common Stock underlying the public warrants under the Securities Act; however, we cannot assure you that such registration will be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis and potentially causing such warrants to expire worthless.

Under the terms of the warrant agreement, we have agreed that as soon as practicable, but in no event later than 15 business days after the closing of our initial Business Combination, we will use our best efforts to file with the SEC a registration statement for the registration under the Securities Act of the offer and sale of the shares of Common Stock issuable upon exercise of the warrants and thereafter will use our best efforts to cause the same to become effective within 60 business days following our initial Business Combination and to maintain a current prospectus relating to the shares issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the foregoing, if a registration statement covering the shares issuable upon exercise of the warrants is not effective within a specified period following the consummation of our initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. We will use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and there is no exemption available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of Units will have paid the full Unit purchase price solely for the public shares included in the Units. If and when the warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares of Common Stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. There may be a circumstance where an exemption from registration exists for holders of our Private Placement Warrants to exercise their warrants while a corresponding exemption does not exist for holders of the warrants included as part of Units sold in the Initial Public Offering. In such an instance, our Sponsor and its transferees (which may include our directors and executive officers) would be able to sell the Common Stock underlying their warrants while holders of our public warrants would not be able to exercise their warrants and sell the underlying Common Stock. We will use our best efforts to register or qualify such shares of Common Stock under the applicable blue sky laws of the state of residence in those states in which the warrants were offered by us in the Initial Public Offering. However, there may be instances in which holders of our public warrants may be unable to exercise such public warrants but holders of our Private Placement Warrants may be able to exercise such Private Placement Warrants.

If a warrant holder exercises their public warrants on a “cashless basis,” they will receive fewer public shares from such exercise than if they were to exercise such warrants for cash.

There are circumstances in which the exercise of the public warrants may be required or permitted to be made on a cashless basis. First, if a registration statement covering the shares issuable upon exercise of the warrants is not effective by the 60th business day after the closing of our initial Business Combination, warrant holders may, until such time as there is an effective registration statement, exercise warrants on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption. Second, if a registration statement covering the shares issuable upon exercise of the warrants is not effective within a specified period following the consummation of our initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available; if that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. Third, if we call the public warrants for redemption, our management will have the option to require all holders that wish to exercise warrants to do so on a cashless basis. In the event of an exercise on a cashless basis, a holder would pay the warrant exercise price by surrendering the warrants for that number of shares equal to the quotient obtained by dividing (x) the product of the number of shares underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (as defined in the warrant agreement entered into in connection with our Initial Public Offering between the Trustee and the Company, dated October 14, 2021, and included as an exhibit to this Annual Report).

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

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, LLC , as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement dated October 14, 2021, or to correct any defective provision, but requires the approval by the holders of at least a majority of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least a majority of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least a majority of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock, shorten the exercise period or decrease the number of our public shares purchasable upon exercise of a warrant.

Because each warrant contains three quarters of one share, the Units may be worth less than units of other blank check companies.

Each Unit contains one redeemable warrant exercisable for three quarters of one share of Common Stock. No fractional shares will be issued. This is different from other initial public offerings which included one public share and one warrant to purchase one whole share. We established the components of the Units in this way in order to reduce the dilutive effect of the warrants upon completion of an initial Business Combination since the warrants will be exercisable in the aggregate for three quarters of the number of shares compared to units that each contain a warrant to purchase one whole share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our Units to be worth less than if they included a warrant to purchase one whole share.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity who purchases or otherwise acquires any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York, or a foreign action, in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions, or an enforcement action, and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in such action as agent for the foreign warrant holder.

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

Provisions in our Third Amended and Restated Certificate of Incorporation and Delaware law may have the effect of discouraging lawsuits against our directors and officers.

Our Third Amended and Restated Certificate of Incorporation requires, subject to certain exceptions, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for (a) any derivative action or proceeding brought on our behalf, (b) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, employee, agent to us or our stockholders, (c) any action asserting a claim arising pursuant to any provision of the DGCL, the Third Amended and Restated Certificate of Incorporation or bylaws, or (d) any action asserting a claim governed by the internal affairs doctrine shall be the Court of Chancery of the State of Delaware (or, if the Court of Chancery of the State of Delaware lacks jurisdiction over such action or proceeding, then another court of the State of Delaware or, if no court of the State of Delaware has jurisdiction, then the United States District Court for the District of Delaware). Although we believe this forum provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, a court may determine that this provision is unenforceable, and to the extent it is enforceable, the provision may have the effect of discouraging lawsuits against our directors and officers, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. Further, if any action, the subject matter of which is within the scope the forum provisions of our Third Amended and Restated Certificate of Incorporation, is filed in a court other than a court of the State of Delaware, such action we refer to as a foreign action, in the name of any stockholder, such stockholder shall be deemed to have consented to (i) the personal jurisdiction of the state and federal courts located within the State of Delaware in connection with any action brought in such court to enforce the forum provisions, such action we refer to as an enforcement action, and (ii) having service of process made upon such stockholder in any such enforcement action by service upon such stockholder’s counsel in the foreign action as agent for such stockholder.

In addition, our Third Amended and Restated Certificate of Incorporation states that unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

However, our Third Amended and Restated Certificate of Incorporation does not purport to require suits brought to enforce a duty or liability created by the Exchange Act to be brought in the Court of Chancery of the State of Delaware or another court of the State of Delaware. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all claims brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder.

We may redeem unexpired warrants prior to their exercise at a time that is disadvantageous to a warrant holder, thereby making the warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our public shares equals or exceeds $16.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period commencing once the warrants become exercisable and ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. If and when the warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares of Common Stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify such shares of Common Stock under the blue sky laws of the state of residence in those states in which the warrants were offered by us in the Initial Public Offering. Redemption of the outstanding warrants could force warrant holders (i) to exercise their warrants and pay the exercise price therefor at a time when it may be disadvantageous for them to do so, (ii) to sell warrants at the then-current market price when the warrant holder might otherwise wish to hold their warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of the warrants. None of the Private Placement Warrants are redeemable by us so long as they are held by the Sponsor or its permitted transferees.

Our warrants and founder shares may have an adverse effect on the market price of our public shares and make it more difficult to effectuate our initial Business Combination.

We issued warrants to purchase 7,500,000 shares as part of the Units offered in our Initial Public Offering and, simultaneously with the closing of the Initial Public Offering, we issued Private Placement Warrants to purchase an aggregate of 5,350,000 shares at $11.50 per share. Our initial stockholders currently own an aggregate of 2,500,000 founder shares. In addition, if our Sponsor makes any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $0.75 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period.

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

The Private Placement Warrants are identical to the warrants sold as part of the Units in the Initial Public Offering except that, so long as they are held by our Sponsor or its permitted transferees, (i) they will not be redeemable by us, (ii) they (including the shares issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our Sponsor until 30 days after the completion of our initial Business Combination and (iii) they may be exercised by the holders on a cashless basis.

A provision of our warrant agreement may make it more difficult for us to consummate an initial Business Combination.

Unlike most blank check companies, if

(i)

we issue additional shares or equity-linked securities for capital raising purposes in connection with the closing of our initial Business Combination at a Newly Issued Price (as defined in the warrant agreement) of less than $9.50 per share,

(ii)

the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial Business Combination on the date of the consummation of our initial Business Combination (net of redemptions), and

(iii)	the Market Value (as defined in the warrant agreement) is below $9.50 per share,

then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $16.50 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 165% of the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial Business Combination with a target business.

The grant of registration rights to our initial stockholders may make it more difficult to complete our initial Business Combination, and the future exercise of such rights may adversely affect the market price of our public shares.

Pursuant to a registration rights agreement entered into with our initial stockholders on October 14, 2021, our initial stockholders and their permitted transferees can demand that we register the Private Placement Warrants, the shares issuable upon exercise of the Private Placement Warrants held, or to be held, by them and holders of warrants that may be issued upon conversion of working capital loans may demand that we register such warrants or the shares issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our public shares. In addition, the existence of the registration rights may make our initial Business Combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our public shares that is expected when the securities owned by our initial stockholders or holders of working capital loans or their respective permitted transferees are registered.

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

Provisions in our Third Amended and Restated Certificate of Incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our public shares and could entrench management.

Our Third Amended and Restated Certificate of Incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Section 203 of the DGCL affects the ability of an “interested stockholder” to engage in certain Business Combinations for a period of three years following the time that the stockholder becomes an “interested stockholder.” We elect in our Third Amended and Restated Certificate of Incorporation not to be subject to Section 203 of the DGCL. Nevertheless, our Third Amended and Restated Certificate of Incorporation contains provisions that have the same effect as Section 203 of the DGCL, except that it provides that affiliates of our Sponsor and their transferees will not be deemed to be “interested stockholders,” regardless of the percentage of our voting stock owned by them, and will therefore not be subject to such restrictions. These charter provisions may limit the ability of third parties to acquire control of our company.

Risks Relating to the Cannabis Industry

Business Combinations with companies operating in the cannabis industry entail special considerations and risks. If we complete a Business Combination with a target business in the cannabis industry, we will be subject to, and possibly adversely affected by, the risks set forth below. However, our efforts in identifying prospective target businesses are not limited to the cannabis industry. Accordingly, if we acquire a target business in another industry, these risks will likely not affect us and we will be subject to other risks attendant with the specific industry of the target business which we acquire, none of which can be presently ascertained.

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

•

Consumer complaints and negative publicity regarding cannabis-related products and services could lead to political pressure on states to implement new laws and regulations that are adverse to the cannabis industry; to not modify existing, restrictive laws and regulations; or to reverse currently favorable laws and regulations relating to cannabis;

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

•

U.S. national securities exchanges may not list companies engaged in the cannabis industry, and U.S. securities clearing firms may not clear trades of the publicly traded securities of companies engaged in the cannabis industry, potentially limiting our ability to efficiently access capital markets;

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

Cannabis is currently illegal under U.S. federal law and in other jurisdictions

If we complete a Business Combination with a target in the cannabis industry, our ability to achieve our business objectives will be contingent, in part, upon the legality of the cannabis industry, our compliance with regulatory requirements enacted by various governmental authorities, and our obtaining all regulatory approvals, where necessary. Although hemp (a specific form of cannabis) and hemp-derived cannabinoids are no longer considered a controlled substance under U.S. federal law, as a result of the Agriculture Improvement Act of 2018, as amended (the “Farm Bill”), cannabis otherwise remains a Schedule I controlled substance in the United States and is currently illegal under U.S. federal law. Even in those U.S. states in which the adult use of cannabis has been legalized, its use, possession, cultivation, manufacturing, and distribution remains a violation of U.S. federal law. Since U.S. federal laws criminalizing the use of cannabis preempt state laws that legalize its use, continuation of U.S. federal law in its current state regarding cannabis could limit our ability to do business in the United States if we complete such a transaction. Similar issues of illegality apply in other countries.

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

As a result of the conflicting views between state legislatures and the federal government regarding cannabis, investments in cannabis businesses in the United States are subject to inconsistent regulation and enforcement policies. A response to this inconsistency was addressed in August 2013 when then Deputy U.S. Attorney General James Cole authored a memorandum (the “Cole Memorandum”) addressed to all United States district attorneys acknowledging that, notwithstanding the designation of cannabis as a controlled substance at the federal level in the United States, several U.S. states have enacted laws relating to cannabis for medical purposes. The Cole Memorandum outlined certain priorities for the Department of Justice relating to the prosecution of cannabis offenses, primarily that the Department of Justice should be focused on addressing only the most significant threats related to cannabis, and that states where medical cannabis had been legalized were not characterized as a high priority.

In March 2017, Attorney General Jeff Sessions noted limited federal resources and acknowledged that much of the Cole Memorandum had merit; however, he disagreed that it had been implemented effectively and, on January 4, 2018, Attorney General Jeff Sessions authored a memorandum (the “Sessions Memorandum”), which rescinded the Cole Memorandum. As a result of the Sessions Memorandum, federal prosecutors are no longer specifically guided with respect to prosecutorial discretion to decide whether to prosecute cannabis activities, despite the existence of state-level laws that may be inconsistent with federal prohibitions. On January 21, 2021, Joseph Biden, Jr. was sworn in as President of the United States. President Biden’s Attorney General, Merrick Garland, was confirmed by the United States Senate on March 10, 2021. It is not yet known whether the Department of Justice under President Biden and Attorney General Garland will re-adopt the Cole Memorandum or announce a substantive marijuana enforcement policy. Unless and until the United States Congress amends the Controlled Substances Act with respect to cannabis (and as to the timing or scope of any such potential amendments there can be no assurance), there is a risk that federal authorities may enforce current U.S. federal law. Currently, in the absence of uniform federal guidance, as had been established by the Cole Memorandum, enforcement priorities are determined by respective United States Attorneys.

Additionally, the Rohrbacher-Farr Amendment (the “Amendment”) has been adopted by Congress in successive budgets since 2015. The Amendment prohibits the Department of Justice from spending funds appropriated by Congress to enforce the tenets of the Controlled Substances Act against the medical cannabis industry in states that have legalized such activity. This Amendment has historically been passed as an amendment to omnibus appropriations bills, which by their nature expire at the end of a fiscal year or other defined term. The Rohrbacher-Farr Amendment (now known colloquially as the “Joyce-Leahy Amendment” after its most recent sponsors) was included in the Consolidated Appropriations Act, 2021, which was enacted into law on December 21, 2020, and funds the departments of the federal government through the fiscal year ending September 2021. There is no assurance that such limitations will remain in place or be renewed in the future.

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

If we were to acquire or invest in a U.S. cannabis industry business, we would be subject to a variety of laws and regulations domestically and in the United States that involve money laundering, financial recordkeeping and proceeds of crime, including the Currency and Foreign Transactions Reporting Act of 1970 (commonly known as the Bank Secrecy Act), as amended by Title III of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (USA PATRIOT Act), and any related or similar rules, regulations or guidelines issued, administered or enforced by governmental authorities in the United States.

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

In the event that the Company’s investments, or any proceeds thereof, any dividends or distributions therefrom, or any profits or revenues accruing from such investments in the United States were found to be in violation of money laundering legislation or otherwise, such transactions may be viewed as proceeds of crime under one or more of the statutes noted above or any other applicable legislation. Violations of any U.S. federal laws and regulations could result in significant fines, penalties, administrative sanctions, convictions, or settlements arising from civil proceedings conducted by either the U.S. federal government or private citizens, or criminal charges, including, but not limited to, disgorgement of profits, cessation of business activities, or divestiture.

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

To the extent we acquire cannabis businesses or assets in the United States in connection with our initial Business Combination, there may be a restriction on the deduction of certain expenses.

Section 280E of the United States Tax Code generally prohibits businesses from deducting or claiming tax credits with respect to expenses paid or incurred in carrying on any trade or business if such trade or business (or the activities which comprise such trade or business) consists of trafficking in controlled substances (within the meaning of Schedule I and II of the U.S. Controlled Substance Act of 1970, as amended) which is prohibited by U.S. federal law or the law of any state in which such trade or business is conducted. Code Section 280E currently applies to businesses operating in the cannabis industry, irrespective of whether such businesses are licensed and operating in accordance with applicable state laws. The application of Code Section 280E generally causes such businesses to pay higher effective U.S. federal tax rates than similar businesses in other industries. The impact of Code Section 280E on the effective tax rate of a cannabis business generally depends on how large the ratio of non-deductible expenses is to the business’ total revenues. The IRS has not yet provided guidance on whether an ancillary cannabis business is considered to be trafficking in controlled substances and therefore subject to Code Section 280E. The application of Code Section 280E to any business that we may acquire as part of our initial Business Combination, if any, may adversely affect our profitability and, in fact, may cause us to operate at a loss.

To the extent we acquire cannabis businesses or assets, there may be a lack of access to U.S. bankruptcy protections.

Because cannabis is illegal under U.S. federal law, many courts have denied businesses operating in or with the cannabis industry protections under the U.S. federal bankruptcy code. If a company we acquire as part of our initial Business Combination were to experience a bankruptcy or insolvency, although certain remedies may be available under state law, there is no guarantee that U.S. federal bankruptcy protections would be available, which could have a material adverse effect on the financial condition and prospects of such business and on the rights of its lenders and security holders.

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

Businesses in the cannabis industry, and the business of the suppliers from which we may acquire the products we may sell, require compliance with many laws and regulations. Failure to comply with these laws and regulations could subject us or such suppliers to regulatory or agency proceedings or investigations, and could also lead to damage awards, fines, and penalties. We or such suppliers may become involved in a number of government or agency proceedings, investigations, and audits. The outcome of any regulatory or agency proceedings, investigations, audits, and other contingencies could harm our reputation or the reputations of the products and brands that we may sell, require us to take, or refrain from taking, actions that could harm our operations, or require us to pay substantial amounts of money, harming our financial condition. There can be no assurance that any pending or future regulatory or agency proceedings, investigations, and audits will not result in substantial costs or a diversion of management’s attention and resources, or have a material adverse impact on our business, financial condition, and results of operations.

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

As the legal landscape for cannabis continues to evolve, it is possible that the cannabis industry will undergo consolidation, creating larger companies with greater financial resources, manufacturing, marketing capabilities, and product offerings. Given the rapid changes affecting the global, national, and regional economies, generally, and the cannabis industry, in particular, we may not be able to create and maintain a competitive advantage in the marketplace. Our success will depend on our ability to keep pace with any changes in our markets, particularly, legal and regulatory changes. For example, it is likely that we, and our competitors, will seek to introduce new products in the future. Our success will also depend on our ability to respond to, among other things, changes in the economy, market conditions, and competitive pressures. Any failure by us to anticipate or respond adequately to such changes could have a material adverse effect on our financial condition and results of operations.

We and our customers may have difficulty accessing the service of banks, which may make it difficult to sell products and services.

Financial transactions involving proceeds generated by cannabis-related conduct can form the basis for prosecution under federal money laundering statutes, unlicensed money transmitter statutes, and the U.S. Bank Secrecy Act. The FinCEN Memo clarifies how financial institutions may provide services to cannabis-related businesses consistent with their obligations under the Bank Secrecy Act. Despite the rescission of memoranda that had de-prioritized the enforcement of federal law against individuals and entities that use, possession, manufacture, or distribute cannabis, who are otherwise compliant with laws of states that permit such activities, FinCEN has not rescinded the FinCEN Memo. While this memo appears to be a standalone document and is presumptively still in effect, FinCEN could elect to rescind the FinCEN Memo at any time. Federally chartered banks and many other depositary institutions remain hesitant to, or refuse to, offer banking services to cannabis-related businesses. Consequently, those businesses involved in the cannabis industry continue to encounter difficulty establishing banking relationships. Although U.S. federal legislation is pending to permit access by cannabis industry operators to depositary institutions, through the Secure and Fair Enforcement Banking Act of 2021, there can be no assurance that any such legislation will be enacted into law. Our inability to maintain bank accounts would make it difficult for us to operate our business, increase our operating costs, and pose additional operational, logistical, and security challenges, and could result in our inability to implement our business plan.

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

Damage to our reputation can result from the actual or perceived occurrence of any number of events, including any negative publicity, whether true or not. If we acquire a target business in the cannabis industry, because cannabis has been historically and commonly associated with various other narcotics, violence and criminal activities, there is a risk that our business might attract negative publicity. There is also a risk that the actions of other companies and service providers and customers in the cannabis industry may negatively affect the reputation of the industry as a whole and thereby negatively impact our reputation. The increased usage of social media and other web-based tools used to generate, publish, and discuss user-generated content and to connect with other users has made it increasingly easier for individuals and groups to communicate and share negative opinions and views in regards to our activities and the cannabis industry in general, whether true or not. We do not ultimately have direct control over how we or the cannabis industry are perceived by others. Reputational issues may result in decreased investor confidence, increased challenges in developing and maintaining community relations and present an impediment to our overall ability to advance our business strategy and realize on our growth prospects.

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

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in Business Combination transactions involving special purpose acquisition companies and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed Business Combination transactions; increasing the potential liability of certain participants in proposed Business Combination transactions; and the extent to which special purpose acquisition companies could become subject to regulation under the Investment Company Act. There can be no assurance as to if or when the new proposed rules and amendments will be adopted by the SEC or, if adopted, as to any changes that may be made to such proposed rules and amendments prior to their adoption or as to when the new rules and amendments would become effective. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

A new 1% U.S. federal excise tax may be imposed in connection with redemptions of our shares.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into federal law. The IRA provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the excise tax. The IRS and the Treasury have issued a notice of an intention to issue proposed regulations (the “Notice”); the Notice also provides interim guidance on which taxpayers can rely until issuance of the proposed regulations.

The IRA excise tax applies only to repurchases that occur after December 31, 2022. In the absence of definitive guidance, it is uncertain whether, and/or to what extent, the excise tax could apply to any redemptions of our public shares after December 31, 2022, including any redemptions in connection with initial Business Combination or extension requests, or exchanges of stock pursuant to an acquisitive reorganization (i.e., pursuant to the initial Business Combination or otherwise). Nevertheless, under the Notice, it appears that distributions pursuant to a complete liquidation of the Company (e.g., in the event we do not consummate an initial Business Combination) generally are not subject to this 1% excise tax, and other redemptions or repurchases of stock made during the same taxable year as the taxable year the Company completely liquidates and dissolves also would be exempt. However, in the absence of definitive guidance, it is possible that any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension request or otherwise may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with a Business Combination or otherwise would depend on a number of factors, including (i) the fair market value of the stock subject to redemptions and repurchases or exchanged in an acquisitive reorganization in connection with the Business Combination, (ii) the structure of the Business Combination, (iii) the nature and amount of any private investment in public equity or other equity issuances in connection with the Business Combination (or otherwise issued not in connection with the Business Combination but issued within the same taxable year of the Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by us, and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in our ability to complete a Business Combination and might affect the structure chosen for a Business Combination and any potential financing in connection with the Business Combination. In connection with the adoption of the Third Amended and Restated Certificate of Incorporation, we redeemed 8,980,535 shares of our Common Stock on December 22, 2022. Because such redemption occurred prior to December 31, 2022 (and the stated effectiveness of the IRA), we do not believe any such redemptions are subject to the provisions of the IRA or any associated excise tax liability; however, we cannot assure you that this will be the case or that if we are subject to excise tax liability, whether in connection with such redemptions described above or otherwise, that we will have funds sufficient to pay such excise tax liability.

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

We have identified a material weakness in our internal control over financial reporting. This material weakness could adversely affect our ability to report our results of operations and financial condition accurately or in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in Item 9A, “Controls and Procedures” of this Annual Report on Form 10-K, we have identified a material weakness in our internal control over financial reporting, specifically related to accounting and valuation for complex financial instruments. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP and management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Failure to maintain internal controls may adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our Common Stock is listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our Common Stock.

We can give no assurance that the measures we have taken and plan to take in the future will fully remediate the material weakness identified or that any additional material weaknesses which may require restatements of financial results will not be identified or arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

Our management concluded that there is substantial doubt about our ability to continue as a “going concern.”

At December 31, 2022, we had $597,306 in cash and working capital surplus of $394,896. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Management’s plans to address this need for capital are discussed in the section of this Annual Report on Form 10-K titled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot assure you that our plans to raise capital or to consummate an initial Business Combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Annual Report on Form 10-K do not include any adjustments that might result from our inability to continue as a going concern.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our executive offices are located at 60 Walnut Avenue, Suite 400, Clark, NJ 07066, and our telephone number is (732) 340-0700. Our executive offices are provided to us by our Sponsor at no charge. We consider our current office space adequate for our current operations.

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

Holders of Record

As of April 21 2023, there was an aggregate of 3,519,465 shares of Common Stock issued and outstanding, with one holder of record of our Units, two holders of record of our separately traded public shares, and two holders of record of our separately traded public warrants. The number of record holders does not include beneficial owners of shares of Common Stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies held through Cede & Co.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

On October 19, 2021, the Company consummated its Initial Public Offering of 10,000,000 Units. Each Unit consisted of one share of Common Stock and one redeemable warrant, with each whole warrant entitling the holder thereof to purchase three quarters of one share of Common Stock for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $100,000,000.

Simultaneously with the closing of the Initial Public Offering, pursuant to the Sponsor Private Placement Warrants Purchase Agreement, the Company completed the private sale of an aggregate of 7,133,333 warrants to our Sponsor at a purchase price of $0.75 per Private Placement Warrant, generating gross proceeds to the Company of $5,350,000. The Private Placement Warrants are identical to the warrants included in the Units sold as part of the Units in the Initial Public Offering, except in certain circumstances described herein. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

A total of $101,500,000, comprised of a portion of the proceeds from the Initial Public Offering after offering expenses and the proceeds of the sale of the Private Placement Warrants, was placed in a U.S.-based Trust Account maintained by the Trustee. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes (less up to $100,000 interest to pay dissolution expenses), the funds held in the Trust Account will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of any of the Company’s public shares properly submitted in connection with a stockholder vote to amend the Company’s Third Amended and Restated Certificate of Incorporation (a) to modify the substance or timing of its obligation to redeem 100% of the Company’s public shares if it does not complete its initial Business Combination on or prior to July 19, 2023 (or such earlier applicable date if we opt not to continue to exercise our remaining Monthly Extension Options) or (b) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity and (iii) the redemption of the Company’s public shares if it is unable to complete its initial Business Combination on or prior to July 19, 2023 (or such earlier applicable date if we opt not to continue to exercise our remaining Monthly Extension Options), or unless further extended in accordance with the terms and provisions of our organizational documents as further described herein and subject to applicable law. The funds placed in the Trust Account continue to be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below.

Use of Proceeds

For a description of the use of the proceeds generated in our Initial Public Offering, see Part II, Item 7 below, titled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

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

ITEM 6.	[RESERVED.]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All statements other than statements of historical fact included in this Annual Report on Form 10-K including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Annual Report on Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar Business Combination with one or more target businesses. We intend to effectuate our Business Combination using cash from the proceeds of our Initial Public Offering and the sale of the placement units that occurred simultaneously with the completion of our Initial Public Offering, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through December 31, 2022 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and since the Initial Public Offering, the search for a prospective initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We expect to generate non-operating income in the form of interest income from the proceeds of the Initial Public Offering placed in the Trust Account. We expect that we will continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the year ended December 31, 2022, we had a net income of $1,623,367, which primarily consisted of operating expenses of $1,569,618, accrual of Delaware franchise taxes of $282,342, interest and dividend income on investments held in our Trust Account of $1,411,854, change in fair value of warrant liabilities of $1,997,334 and income tax provision of $216,203.

For the period from January 25, 2021 (inception) through December 31, 2021, we had a net income of $2,738,756, which primarily consisted of a change in fair value of warrant liabilities of $7,632,666 and over-allotment income of $95,104 offset by other expense of fair value in excess of sale of private warrants in the amount of $4,636,666, operating expenses of $182,920, accrual of Delaware franchise taxes of $114,262 and transaction costs allocated to warrant issuance of $57,041.

Liquidity and Capital Resources

The registration statement for the Company’s Initial Public Offering was declared effective on October 14, 2021. On October 19, 2021, the Company consummated the Initial Public Offering of 10,000,000 Units with respect to the Common Stock included in the Units being offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $100,000,000, which is discussed in Note 4. The company has selected December 31 as its fiscal year end.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 7,133,333 Private Placement Warrants at a price of $0.75 per Private Placement Warrant in a private placement to the Sponsor, for gross proceeds of $5,350,000 which is described in Note 4.

On December 22, 2022, at a Special Meeting of the Company’s shareholders, the Company’s shareholders approved (i) the Charter Amendment Proposal, an amendment to the Company’s second amended and restated certificate of incorporation, which amended an existing option included in the Company’s second amended certificate of incorporation, and which had provided the Company the ability to extend the deadline by which the Company must consummate a Business Combination by up to three months, or from January 19, 2023 to April 19, 2023, to instead provide for an extension to consummate a Business Combination by up to six months, or from January 19, 2023 to July 19, 2023 and (ii) the Trust Amendment Proposal, an amendment to the Company’s Investment Management Trust Agreement to provide that the Company may extend the time period to complete a Business Combination up to and until July 19, 2023, on a monthly basis, by, at the Company’s option, depositing into the Company’s Trust Account the lesser of (x) $100,000 and (y) $0.05 for each share of the Company’s Common Stock which remains outstanding as of the date of such monthly deposit. The Monthly Extension Option is exercisable by the Company in six single-month increments. At the Special Meeting, holders of 8,980,535 shares of Common Stock of the Company exercised their right to redeem their shares for cash at an approximate redemption price of $10.24 per share, resulting in an aggregate payment to such redeeming shareholders of approximately $92,009,330. As of April 18, 2023, the Company had exercised four of the six Monthly Extension Options available to it, depositing $50,973.25 into the Trust Account in connection with each such exercise, and resulting in funds in the Trust Account as of such date of approximately $10,828,307.47.

As of December 31, 2022, approximately $57,810,572 was withdrawn from the Company’s Trust Account in connection with the payments of such redemption amounts, with the remainder of such payments being withdrawn promptly thereafter such that the balance of the Trust Account as of January 31, 2023 was $10,578,661. For a more detailed discussion of the Company’s Special Meeting, please see the section of this Annual Report on Form 10-K entitled “Extension of Date to Consummate an Initial Business Combination.”

Offering costs for the Initial Public Offering amounted to $6,101,730, consisting of $2,000,000 of underwriting fees, $3,500,000 of deferred underwriting fees payable (which are held in the Trust Account) and $601,730 of other costs. As described in Note 1, the $3,500,000 of deferred underwriting fee payable is contingent upon the consummation of a Business Combination on or prior to July 19, 2023 (or such earlier applicable date if we opt not to continue to exercise our remaining Monthly Extension Options), subject to the terms of the underwriting agreement. Following the closing of the Initial Public Offering, $101,500,000 ($10.15 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants was placed in a Trust Account.

For the year ended December 31, 2022, there was $588,916 of cash used in operating activities. Net cash provided by investing activities was $58,225,408 and Net cash used in financing activities was $57,810,572 mainly reflecting the redemption of Common Stock.

For the period January 25, 2021 (inception) through December 31, 2021, there was $501,884 of cash used in operating activities. Net cash paid in investing activities was $101,500,000 and Net cash provided by financing activities was $102,773,270 mainly reflecting the proceeds of our Initial Public Offering and subsequent deposit into the Trust Account.

At December 31, 2022, we had cash and marketable securities held in the Trust Account of $44,688,320. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At December 31, 2022, we had cash of $597,306 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

On January 18, 2023, the Company and our Sponsor separately entered into an agreement whereby the Company issued a promissory note (the “Promissory Note”) to the Sponsor pursuant to which the Company may borrow up to $1,500,000.00 in cash from time to time to fund working capital requirements, including with respect to the funding of Monthly Extension Options. As of March 31, 2023, the Promissory Note was undrawn and no amounts were outstanding under such Promissory Note.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2022, the Company had no borrowings under the Working Capital Loans.

We have received several letters from Nasdaq regarding our compliance with the exchanges continued listing requirements. Please see he risk factor entitled “Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions” for further information.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

The underwriters of our Initial Public Offering are entitled to deferred underwriting commissions of $3,500,000 in the aggregate. The deferred fee will become payable to the underwriters of our Initial Public Offering from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

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

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of executive compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

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

Common Stock Subject to Possible Redemption

We account for our Common Stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). Common Stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable Common Stock (including Common Stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, Common Stock is classified as stockholders’ equity. Our Common Stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Common Stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Common Stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Common Stock are affected by charges against additional paid in capital and accumulated deficit.

Net Income per Share of Common Stock

Net income per share is computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the period, excluding shares of Common Stock subject to forfeiture by the Sponsor. At December 31, 2022, the Company did not have any dilutive securities and/or other contracts that could, potentially, be exercised or converted into shares of Common Stock and then share in the earnings of the Company. As a result, diluted income per share is the same as basic income per share for the period presented.

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

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon that evaluation, our officers concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective due to a material weakness in internal controls over financial reporting related to accounting and valuation for complex financial instruments.

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

Changes in Internal Controls Over Financial Reporting

During the most recently completed fiscal year, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers as of April 24, 2023.

Our officers and directors are as follows:

Name	Age	Position
Vikas Desai	31	Chief Executive Officer and Chairman of the Board
Merrick Friedman	34	Chief Investment Officer, Corporate Secretary and Director
Mitchell Hara	58	Chief Operating Officer and Chief Financial Officer
Seth Farbman	56	Director
Kevin K. Albert	71	Director
Harry DeMott	56	Director
Mark A. Pelson	61	Director
Timothy J. Seymour	56	Director

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

Merrick Friedman has served as our Chief Investment Officer and Corporate Secretary since February 2021, and as a member of our board of directors since October 2021. Mr. Friedman joined Welcan Capital (now Achari Ventures) in June 2019. Mr. Friedman has been employed by Welcan Strategic Opportunities Fund, which is part of the Achari Ventures platform, since 2019, and in late 2021, he began employment with Achari Ventures Fund I LP, also part of the Achari Ventures platform. Prior to joining Welcan Capital, Mr. Friedman spent over four years at Long Pond Capital, from January 2015 to early 2019, an approximately $3 billion long / short equity hedge fund focused on fundamental and value-oriented investing. Before joining Long Pond, from 2013 to 2014 Mr. Friedman was at The Raine Group (“Raine”), a global merchant bank. At Raine, he was responsible for providing mergers and acquisitions advisory services and evaluating growth equity investments in the media, entertainment and telecommunications industries. While at Raine, Mr. Friedman completed over $30 billion in transaction value. Mr. Friedman began his career in 2012 at Deutsche Bank in the Natural Resources Investment Banking group. He graduated magna cum laude with a Bachelor of Science in Economics from the Wharton School at the University of Pennsylvania.

Mitchell Hara has served as our Chief Operating Officer and Chief Financial Officer since February 2021. Mr. Hara is an accomplished corporate executive, investment banker and investor with over 30 years of experience operating in dynamic and disruptive environments in the cannabis, consumer products and retail industries. Throughout his career, he has originated, structured and negotiated over $60 billion in mergers, acquisitions, divestitures, restructurings, leveraged buyouts and structured debt and equity financings, and has helped create over $1.2 billion in shareholder value in executive roles in public and private companies. Since 2018, Mr. Hara has served as an independent consultant to companies in the cannabis industry. From March 2019 to March 2021, Mr. Hara served as Senior Advisor at Hand In Hand Soap (“HIHS”), a high-growth, ESG-centric personal care brand with a dedicated mission of sustainability and give-back, where he also served as Interim Chief Executive Officer from September 2020 to December 2020. From 2019 to 2020, after he had served as a consultant for Clever Leaves International, Inc. (formerly known as Northern Swan Holdings) (NASDAQ: CLVR) for 5 months, Mr. Hara was Head of Mergers & Acquisitions and Business Development at the same company, believed to be one of the largest licensed cannabis cultivators and extractors, by capacity, on a global scale, where he was responsible for all of the company’s investments, acquisitions and business development efforts. In August 2022, Mr. Hara was named Chief Strategy Officer at Curaleaf Holdings, Inc. (CSE: CURA) (OTCQX: CURLF), a leading international provider of consumer cannabis products. Together with his other consulting endeavors, Mr. Hara has over 4 years of cannabis industry experience. From 2016 to 2018, Mr. Hara was Chief Executive Officer of Beekman 1802, a high-growth, premium branded consumer products company, where he originated and executed the acquisition of its largest licensee, creating immense stockholder value. From 2011 to 2015, Mr. Hara was SVP of Corporate Strategy/Mergers and Acquisitions at HSN, Inc., then a publicly traded company, and now part of Qurate Retail Group (NASDAQ: QRTEA). At HSN, Inc. Mr. Hara launched its VC Incubator, optimized its catalog portfolio via mergers and acquisitions, and initiated and implemented its dividend and share buyback programs, creating substantial stockholder value. Prior to his operating career, Mr. Hara was a Managing Director in the Mergers & Acquisitions and Restructuring Group at Peter J. Solomon Company, from 2007 through 2010, and an Associate Director from 1996 to 1999. From 2004 to 2007, Mr. Hara was Head of Specialty Retail Investment Banking at Citigroup. From 2003 to 2004, he was a Senior Member at Hill Street Capital. From 1999 through 2001, Mr. Hara was a Director in the Retail Investment Banking Group at Merrill Lynch & Co., Inc. From 1993 through 1996, he was an Associate in the Consumer M&A Group at Wasserstein Perella & Co., Inc. Mr. Hara began his career as a Financial Analyst at Citicorp Investment Bank in Leveraged Finance and Syndication from 1986 through 1989, and was seconded to Citicorp International, KK, in Tokyo, to build the Private Placement & Loan Syndication desk from 1989 to 1991. He currently serves on the advisory boards at Grand Slam Partners, GreenWave Advisors, Kirsh Helmets and IBP Institute, and is a mentor at HBS Start Up Partners and a member of HBS Alumni Angels of Greater New York. Mr. Hara has an MBA from Harvard Business School and a BS in Finance from Syracuse University.

Seth Farbman has served as a member of our board of directors since October 2021. Mr. Farbman is an Executive Fellow at Yale University, primarily within the School of Management. In addition to lecturing, he provides real-world insights on business, marketing and technology to students, faculty and administration. He joined the university in November 2018, before retiring from Spotify in January 2019, where he served as Chief Marketing Officer from March 2015. During his four year tenure, Spotify grew to over 250 million customers in 65 countries, becoming the world’s largest music streaming service and one of the 100 most valuable global brands. Mr. Farbman managed Spotify’s B2C and B2B marketing teams, as well as public relations, customer support, brand, creative and design, marketing sciences and analytical teams. In 2018, Mr. Farbman helped Spotify accomplish one of the most successful public offerings in years. In June 2018, Mr. Farbman was named World’s Most Innovative CMO by Business Insider, and, for the eighth year in a row, ranked on of Forbes’ Most Influential CMO’s. He was also recognized among the 50 most creative people in the world by Creativity. While at Spotify, Mr. Farbman built a best-in-class marketing and communications team that has been recognized for its unique combination of deep data and world-class creativity, which led to the internal creative team being named Advertising Age’s 2018 Agency of the Year. At the Cannes Lions International Festival for Creativity, Spotify was awarded 11 Lions and named the 2018 Brand of the Year. Prior to joining Spotify, Mr. Farbman was the Chief Marketing Officer of Gap, then the world’s largest specialty apparel company. In his five years at Gap, he drove a turnaround that returned the company to growth for the first time in a decade and increased the company’s share price almost three-fold. He helped achieve the results by reshaping the entire global marketing function and shifting the product and marketing development to a new, younger segment of customers. He also oversaw the expansion of the Gap brand into new markets, such as China and South Africa. Before Gap, Mr. Farbman was the co-founder and President of OgilvyEarth, one of the first sustainability-focused marketing consultancies and party of the WPP/Ogilvy agency network. Recognizing the new opportunity in the sustainability movement, Mr. Farbman worked with global companies, such as DuPont, GE, Unilever, IBM, Coca-Cola and Siemens, to help guide their product development roadmaps and marketing strategies to address customer demand for more environmentally and socially responsible products and services. Additionally, at the request of the United Nations Secretary-General Ban Ki-moon, he created the largest-ever pro bono consumer campaign to raise support for the U.N. effort to secure a multi-lateral environmental agreement between its member countries. Mr. Farbman began his marketing career at two mobile communications startups that merged with carriers Verizon Wireless and AT&T Wireless. He led national marketing and communications teams during the most rapid expansion of the mobile industry. Mr. Farbman is a trained journalist, working primarily for ABC and NBC television stations in the six years immediately after graduate school. Mr. Farbman currently serves as a member of the board of directors of Snagajob and Dashlane, and also served as the interim Chief Executive Officer from September 2020 to February 2021. He is senior advisor to several high growth companies, including Peloton, Grubhub, Perfect Day Foods, Sunwink, Noom and The New York Times. He has an M.S. in Journalism from the S.I. Newhouse School of Communications at Syracuse University.

Kevin K. Albert has served as a member of our board of directors since October 2021. Mr. Albert is a retired investment banker. He is currently managing a portfolio of private investments, the majority of which are in the legal cannabis industry. He serves on the board of directors of Octavius Group Holdings Inc. (doing business as “Flow Kana”) since January 2020, a private company in the cannabis industry. Since April 2022, Mr. Albert has served on the board of SLANG Worldwide, Inc. and been a member of its audit committee (CNSX: SLNG). Since June 2022, he has also served on the board of Conception Nurseries, Inc, a private company. Mr. Albert is also an independent director on the board of Neighborhood Holdings, Inc. a private real estate management company which enables renters to build financial equity in their homes and neighborhoods. From 2010 until his retirement in December 2019, Mr. Albert was a Senior Partner of Pantheon Ventures LLC (“Pantheon”) and a member of its six-person Partnership Board. For most of his tenure at Pantheon, Mr. Albert was responsible for the firm’s global business development, including all product marketing and business development activities. During this time, Pantheon’s assets under management increased from approximately $25 billion to approximately $50 billion. Prior to joining Pantheon, he was a Managing Director and co-founder of Elevation Partners (“Elevation”), a private equity firm that made investments in market-leading consumer-tech businesses such as Facebook and Yelp. Prior to Elevation, Mr. Albert worked in the investment banking division of Merrill Lynch & Co. for 24 years where, for most of this time, he served as a Managing Director and the Global Head of the Private Placement Group managing the market leading private equity fund placement business. From 2006 until 2017, Mr. Albert served as an independent director on the board of Merrill Lynch Ventures, LLC (“Merrill”), a series of private equity partnerships offered to key Merrill Lynch employees. From 1999 to 2000, he also was responsible for the middle market mergers and acquisitions group at Merrill, advising on sell-side mergers and acquisitions, primarily for clients of the firm’s brokerage side. Beginning in 2010, Mr. Albert was an independent director, chairman of the audit committee and a member of the corporate governance and nominating committee of Dover Saddlery, Inc., the leading multichannel equestrian retailer in the United States prior to its purchase and take-private transaction by a private equity firm in 2015. Mr. Albert has a BA and an MBA from the University of California, Los Angeles, where he continues to be involved as the Chair of the Board of Visitors of the Economics Department.

Harry DeMott has served as a member of our board of directors since October 2021. Mr. DeMott is a seasoned investor, operator and board director. He is the founder and CEO of Temerity Media Inc. (d/b/a Proper), a cannabis data-business connecting customers, brands and retailers. He is the former CEO of Ticket Evolution, the ticket industry’s premier B2B exchange, a portfolio company of Raptor Ventures I LP (“Raptor”), where Mr. DeMott is General Partner. Through Raptor, Mr. DeMott sits on the board of directors of Security Point Media. Outside of Raptor, Mr. DeMott sits on the board of Workhouse Group Inc. (NASDAQ:WKHS), where he previously chaired the compensation committee and remains a member, and serves on the nominating and governance committee. He is involved in a number of investment activities through Harmerle Investments and Chelsea Realty, two family owned and operated vehicles. Recently, Mr. DeMott was CEO of Australis Capital (NASDAQ:AUSA), a spinoff of Aurora Cannabis, focused on U.S. cannabis. Starting out as a board director in April 2019, Mr. DeMott was later appointed to the CEO position until a new board of directors was elected in the 2020 annual general meeting. Through Harmerle Investments, he was an early investor in Columbia Care (NASDAQ:CCHWF) and he is also an investor in Evolvd Cannabis, Kinslips and Groundworks, the holding company for the Serra and Electric Lettuce chains of dispensaries in Oregon. Mr. DeMott has long been involved in music and entertainment investments with current investments in Hi.Fi, Violet Crown Cinemas, Urban Airship and Big Room. Prior to co-founding Raptor, Mr. DeMott was an analyst at Knighthead Capital and King Street Capital, two leading distressed debt funds based in New York City. During his tenure there, and his previously co-founded hedge fund, Gothic Capital, Mr. DeMott led investments in a variety of venture capital deals such as Pandora, dMarc Broadcasting and Zing. Mr. DeMott started his career on Wall Street at Credit Lyonnais Global Partners, moving to First Boston (Credit Suisse) where he became an institutional investor ranked analyst in broadcasting. He was singled out by the Wall Street Journal as one of the leading stock pickers in his field, and while there helped raise funds for various companies in the radio, television, outdoor advertising and tower sectors. Mr. DeMott attended Trinity School before attending Princeton University where he graduated with an AB in Economics in 1988. He received an MBA in International Finance from NYU’s Stern School of Business in 1991.

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

Timothy J. Seymour has served as a member of our board of directors since October 2021. Mr. Seymour is the founder and Chief Investment Officer of Seymour Asset Management, a registered investment advisor for both asset and wealth management, since January 2014. He brings 25 years of investment experience as a portfolio manager, allocator, and capital markets professional across multiple asset classes. With a background in emerging market and new asset classes, Mr. Seymour was an early investor and participant in the cannabis sector dating back to 2016. He has established himself as a thought leader and industry insider, and has served on multiple advisory boards in the sector. Since July 2019, Mr. Seymour has served as the Portfolio Manager of Amplify Seymour Cannabis ETF (NYSE: CNBS), an actively managed strategy fund that provides thematic exposure in the high growth and evolving cannabis sector, and a Senior Advisor and member of the investment committee at JW Asset Management, a $1.8 billion firm specializing in cannabis hedge fund products in both public and private equity. Mr. Seymour was the Chief Investment Officer and co-founder of Triogem Asset Management, (“Triogem”), where the firm’s flagship fund was a long short global equity strategy, from May 2008 to September 2013. Triogem’s investment approach was rooted in running a low volatility portfolio that managed top down risks while employing a rigorous research process to bottom up stock picking. Prior to Triogem, Mr. Seymour was co-founder and Managing Partner at Red Star Asset Management, (“Red Star”), where the firm managed a multi-strategy fund investing across Russia and Eastern Europe, from February 2005 to July 2007. Before launching Red Star, from August 1998 to December 2004, he was a Partner and Managing Director at Troika Dialog, (“Troika”), which was later bought by Sberbank, a Russian state bank. At Troika, Mr. Seymour served various roles, including running the fixed income sales and trading group, launching the firm’s US broker/dealer group and overseeing all U.S. capital markets activity. Mr. Seymour started his career in November 1996 at UBS Securities, LLC, (“UBS”), in New York, focusing on international macro, until he left in April 1998. Mr. Seymour received his MBA in International Finance from Fordham University, after which he completed UBS’ capital markets trading program, and his undergraduate degree from Georgetown University.

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

Board Meetings; Committee Meetings; and Annual Meeting Attendance

In 2022, our board of directors, our Audit Committee, and our Compensation Committee held three, one and zero meetings, respectively, and our board of directors and Audit Committee acted by unanimous written consent on various matters on one and one occasions, respectively.

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

Board Committees

The board of directors has standing audit and compensation committees. The independent directors oversee director nominations. Each of the audit committee and compensation committee has a charter, which were filed with the SEC as exhibits to our the Registration Statement on Form S-1 on August 5, 2021 filed in connection with our Initial Public Offering.

Audit Committee

We have established an audit committee of the board of directors. Kevin K. Albert, Harry DeMott and Timothy J. Seymour serve as members of our audit committee, and Mr. DeMott chairs the audit committee. Under Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Mr. Albert, Mr. DeMott and Mr. Seymour meet the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate, and our board of directors has determined that Harry DeMott qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

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

Nominating Committee

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Seth Farbman, Kevin K. Albert, Mark A. Pelson, Harry DeMott and Timothy J. Seymour. In accordance with Rule 5605 of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

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

Conflicts of Interest

Investors should be aware of the following potential conflicts of interest:

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a Business Combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations to present the opportunity to such entity, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We believe, however, that the fiduciary duties or contractual obligations of our officers or directors will not materially affect our ability to complete our initial Business Combination, as we believe any such opportunities presented would be smaller than what we are interested in, in different fields than what we would be interested in, or to entities that are not themselves in the business of engaging in Business Combinations. Our Third Amended and Restated Certificate of Incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Our officers have agreed not to become an officer or director of any other cannabis-focused special purpose acquisition company with a class of securities registered under the Exchange Act until we have announced a definitive agreement regarding our initial Business Combination or we have failed to complete our initial Business Combination on or prior to July 19, 2023 (or such earlier applicable date if we opt not to continue to exercise our remaining Monthly Extension Options).

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

•

Our initial stockholders have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the consummation of our initial Business Combination. Additionally, our initial stockholders have agreed to waive their redemption rights with respect to any founder shares held by them if we fail to consummate our initial Business Combination on or prior to July 19, 2023 (or such earlier applicable date if we opt not to continue to exercise our remaining Monthly Extension Options). If we do not complete our initial Business Combination within such applicable time period, the proceeds of the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of our public shares, and the Private Placement Warrants will expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable by our Sponsor until (1) with respect to 50% of the founder shares, the earlier of six months after the date of the consummation of our initial Business Combination and the date on which the closing price of our Common Stock exceeds $12.50 per share (as adjusted for share splits, share capitalizations, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial Business Combination and (2) with respect to the remaining 50% of the founder shares, six months after the date of the consummation of our initial Business Combination, or earlier, in either case, if, subsequent to our initial Business Combination, we consummate a liquidation, merger, share exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares for cash, securities or other property. With certain limited exceptions, the Private Placement Warrants and the shares underlying such warrants will not be transferable, assignable or saleable by our Sponsor or its permitted transferees until 30 days after the completion of our initial Business Combination. Since our Sponsor and officers and directors may directly or indirectly own Common Stock and warrants following our Initial Public Offering, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination.

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

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our Third Amended and Restated Certificate of Incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties:

Individual	Entity	Entity’s Business	Affiliation
Vikas Desai	Achari Ventures	Venture capital firm	Founder
Merrick Friedman	Achari Ventures	Venture capital firm	Partner
Mitchell Hara	IBP Institute	Provider of classes and exams for investment banking credentials	Advisor
	Curaleaf Inc.	Cannabis Company	Chief Strategy Officer
Seth Farbman	Snagajob	Job site	Director
	Back Market	Refurbished goods marketplace	Director
	Dashlane	Online password protector service	Director
	Blueground	Proptech company for furnished rentals	Senior Advisor
	Almanac	Open source document cloud platform	Senior Advisor
	Sunwink	Wellness drink producer	Senior Advisor
	Carbon	3D printer provider	Senior Advisor
	The New York Times	News outlet	Senior Advisor
Kevin K. Albert	Slang Worldwide	Private cannabis company	Director
	Osiris Ventures, Inc.	Private cannabis company	Director
	Octavius Group Holdings Inc.	Octavius Group Holdings Inc.	Director
	Conception Holdings	Private cannabis company	Director
Harry DeMott	Temerity Media Inc. (d/b/a Proper)	Cannabis data-business	Founder and Chief Executive Officer
	Raptor Ventures I LP	Venture Capital Partnership	General Partner
	Security Point Media	Airport passenger security checkpoint advertising company	Director
	Workhorse Inc.	Last mile delivery technology	Director
Mark A. Pelson	PCI, LLC	Private equity investment vehicle	General Partner
Timothy J. Seymour	Seymour Asset Management	Registered investment advisor for both asset and wealth management	Chief Investment Officer
	Amplify Seymour Cannabis ETF	ETF investing in the global cannabis industry	Portfolio Manager
	Capital Wealth Planning	Registered investment advisor	Advisor

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

Code of Ethics and Insider Trading Policy

We adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws. The code of ethics codifies the business and ethical principles that govern all aspects of our business. A copy of the code of ethics is incorporated as an exhibit to this Annual Report on Form 10-K. Any waivers from, our code of ethics will be posted on our website www.acharivc.com.

As of April 24, 2023, we have not adopted a formal insider trading policy. In connection with a Business Combination, we expect to adopt an insider trading policy which will require insiders to: (i) refrain from purchasing our securities during certain blackout periods when they are in possession of any material non-public information and (ii) clear all trades of company securities with a compliance officer prior to execution.

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

The following table sets forth as of April 24, 2023 (or such other date as specified below) the number of shares of Common Stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding shares of Common Stock; (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of April 24, 2023, we had 3,519,465 shares of Common Stock issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. The following table does not reflect record of beneficial ownership of any shares of Common Stock issuable upon exercise of the warrants, as the warrants are not exercisable within 60 days of this Form 10-K.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Common Stock
Achari Sponsor Holdings I LLC(2)	2,500,000	20.0%
Vikas Desai(2)	2,500,000	20.0%
Merrick Friedman	—	—
Mitchell Hara	—	—
Seth Farbman	—	—
Kevin K. Albert	—	—
Harry DeMott	—	—
Mark Pelson	—	—
Timothy J. Seymour	—	—
All executive officers and directors as a group (8 individuals)	2,500,000	20.0%

*	less than 1%
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Achari Ventures Holdings Corp. I, 60 Walnut Avenue, Suite 400, Clark, NJ 07066.
(2)

Our Sponsor is the record holder of such shares. Vikas Desai is the manager of our Sponsor and, as such, has voting and investment discretion with respect to the Common Stock held of record by our Sponsor and may be deemed to have beneficial ownership of the Common Stock held directly by our Sponsor. Mr. Desai disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest he may have therein, directly or indirectly.

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

In February 2021, our Sponsor purchased 2,156,250 founder shares, and in June 2021, we effected a 1.3333-for-1.0 stock split of our Common Stock, so that our Sponsor owned an aggregate of 2,875,000 founder shares. Our Sponsor paid an aggregate purchase price of $25,000, or approximately $0.009 per share, for the founder shares. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares after the Initial Public Offering. Prior to the initial investment in the company of $25,000 by our Sponsor, we had no assets, tangible or intangible. On November 29, 2021, the Sponsor forfeited 375,000 of such founder shares due to the expiration of the over-allotment option. As of December 31, 2022, our Sponsor holds a balance of 2,500,000 founder shares.

Simultaneously with the closing of the Initial Public Offering, pursuant to the Sponsor Private Placement Warrants Purchase Agreement, the Company completed the private sale of an aggregate of 7,133,333 warrants to our Sponsor at a purchase price of $0.75 per Private Placement Warrant, generating gross proceeds to the Company of $5,350,000. The Private Placement Warrants are identical to the Warrants included in the Units sold as part of the Units in the Initial Public Offering, except as otherwise disclosed in the Registration Statement. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. Additionally, our Sponsor agreed not to transfer, assign, or sell any of the Private Warrants or underlying securities (except in limited circumstances, as described in the Private Placement Warrants Subscription Statement) until the date we complete our initial Business Combination. The Sponsor was granted certain demand and piggyback registration rights in connection with the purchase of the Private Placement Warrants.

In order to meet our working capital needs following the consummation of our Initial Public Offering, our initial stockholders, officers and directors and their respective affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would be repaid upon consummation of our initial Business Combination, without interest.

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

To further minimize conflicts of interest, we have agreed not to consummate an initial Business Combination with an entity that is affiliated with any of our Sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from independent investment banking firm or from another independent entity that commonly renders valuation opinions that our initial Business Combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements, consulting fee, monies in respect of any payment of a loan or other compensation will be paid by us to our Sponsor, officers, directors or advisors, or any of their respective affiliates, for services rendered to us prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial Business Combination (regardless of the type of transaction that it is). However, the following payments made to our Sponsor, officers, directors or advisors, or our or their affiliates, none of which were made from the proceeds of our Initial Public Offering or from funds held in the Trust Account, have or may be made prior to or in connection with our initial Business Combination:

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

Our audit committee reviews on a quarterly basis all payments that were made to our Sponsor, officers, directors, or advisors, or our or their affiliates.

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

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Seth Farbman, Harry DeMott, Kevin K. Albert, Mark A. Pelson and Timothy J. Seymour are “independent directors” as defined in Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

For a description of the director independence, see above Part III, Item 10 “Directors, Executive Officers and Corporate Governance” of this Annual Report on Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of fees paid or to be paid to Marcum LLP (“Marcum”) for services rendered.

Particulars	2022	2021
Audit fees	$99,601	$75,190
Audit-Related fees	$—	$—
Tax fees	$—	$—
All Other fees	$—	$—

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following are filed with this report:

(1)	The financial statements listed on the Financial Statements Table of Contents

(2)	Not applicable

(b)	Exhibits

The following exhibits are filed with this report. Exhibits which are incorporated herein by reference can be obtained from the SEC’s website at sec.gov.

Exhibit No.	Description

1.1	Underwriting Agreement between the Company and Chardan Capital Markets, LLC dated October 14, 2021 (incorporated by reference to Exhibit 1.1 to the Form 8-K filed with the Securities & Exchange Commission on October 20, 2021).

3.1	Third Amended and Restated Certificate of Incorporation of the Company dated December 22, 2022 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the Securities & Exchange Commission on December 22, 2022).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Registration Statement of Form S-1/A filed with the Securities & Exchange Commission on October 14, 2021).

4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company dated October 14, 2021 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the Securities & Exchange Commission on October 20, 2021).

4.2	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement of Form S-1/A filed with the Securities & Exchange Commission on August 5, 2021).

4.3	Specimen Public Shares Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement of Form S-1/A filed with the Securities & Exchange Commission on August 5, 2021).

4.4	Description of Securities.*

4.5	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement of Form S-1/A filed with the Securities & Exchange Commission on August 5, 2021).

10.1	Letter Agreement between the Company and the Underwriter dated October 14, 2021 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities & Exchange Commission on October 20, 2021).

10.2	Amended and Restated Investment Management Trust Agreement between the Company and Continental Stock Transfer & Trust Company, LLC dated December 22, 2022 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities & Exchange Commission on December 22, 2022).

10.3	Registration Rights Agreement between the Company and certain security holders (incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the Securities & Exchange Commission on October 20, 2021).

10.4	Private Placement Warrants Purchase Agreement between the Company and Achari Sponsor Holdings I LLC (incorporated by reference to Exhibit 10.4 to the Form 8-K filed with the Securities & Exchange Commission on October 20, 2021).

10.5	Securities Subscription Agreement between the Company and the Sponsor dated February 7, 2021 (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on October 5, 2021).

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on August 5, 2021).

21	List of Subsidiaries.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Operating Officer and Chief Financial Officer Pursuant to 18 U.S. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit No.	Description

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Achari Ventures Holdings Corp. I

Dated: April 24, 2023	By:	/s/ Vikas Desai
	Name:	Vikas Desai
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Vikas Desai	Chief Executive Officer	April 24, 2023
Vikas Desai	(Principal Executive Officer)

/s/ Mitchell Hara	Chief Operating Officer and Chief Financial Officer	April 24, 2023
Mitchell Hara	(Principal Financial and Accounting Officer)

/s/ Merrick Friedman	Chief Investment Officer, Corporate Secretary, and Director	April 24, 2023
Merrick Friedman

/s/ Seth Farbman	Director	April 24, 2023
Seth Farbman

/s/ Kevin K. Albert	Director	April 24, 2023
Kevin K. Albert

/s/ Harry DeMott	Director	April 24, 2023
Harry DeMott

/s/ Mark A.Pelson	Director	April 24, 2023
Mark A. Pelson

/s/ Timothy J. Seymour	Director	April 24, 2023
Timothy J. Seymour

Achari Ventures Holdings Corp. I
INDEX TO FINANCIAL STATEMENTS
(a) The following are filed with this report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of
Achari Ventures Holdings Corp. I
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Achari Ventures Holdings Corp. I (the “Company”) as of December 31, 2022 and 2021, the related statements of income, stockholders’ deficit and cash flows for the year ended December 31, 2022 and for the period from January 25, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from January 25, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph – Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company’s business plan is dependent on the completion of a Business Combination and
the Company’s cash and working capital as of December 31, 2022 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as
evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Marcum LLP
Marcum LLP
We have served as the Company’s auditor since 2021.
New York, NY
April 24, 2023

Item 1. Financial Statements
ACHARI VENTURES HOLDINGS CORP. I
BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash	$597,306	$771,386
Prepaid expenses - current	180,197	228,375

Total current assets	777,503	999,761
Prepaid expenses - non current	—	180,197
Cash and marketable securities held in Trust Account	44,688,320	101,501,875

TOTAL ASSETS	$45,465,823	$102,681,833

LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ DEFICIT CURRENT LIABILITIES
Accounts payable and accrued expenses	$665,059	$84,608
Income taxes payable	216,203	—
Franchise tax payable	291,137	114,262
Due to affiliates	—	5,000
Common Stock redemption payable	34,198,758	—

Total current liabilities	35,371,157	203,870
Derivative warrant liabilities	356,666	2,354,000
Deferred underwriting fee payable	3,500,000	3,500,000

Total liabilities	39,227,823	6,057,870

COMMITMENTS AND CONTINGENCIES (NOTE 6) REDEEMABLE COMMON STOCK
Common stock subject to possible redemption: 1,019,465 and 10,000,000 shares at redemption value of $10.29 and $10.15 per share respectively December 31, 2022 and December 31, 2021.	10,489,562	101,500,000

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock; $0.0001 par value; 100,000,000 shares authorized; 2,500,000 shares issued and outstanding (excluding 1,019,465 and 10,000,000 shares subject to possible redemption at December 31, 2022 and 2021, respectively)	250	250
Accumulated deficit	(4,251,812)	(4,876,287)

Total stockholders’ deficit	(4,251,562)	(4,876,037)

LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ DEFICIT	$45,465,823	$102,681,833

The accompanying notes are an integral part of these financial statements

ACHARI VENTURE HOLDINGS CORP. I
STATEMENTS OF INCOME

	For the year ended December 31, 2022	For the period January 25, 2021 (inception) through December 31, 2021
OPERATING EXPENSES
General and administrative	$1,287,276	$182,920
Franchise tax	282,342	114,262

Total operating expenses	1,569,618	297,182

OTHER INCOME
Income on over-allotment	—	95,104
Interest and dividend income on investments held in Trust Account	1,411,854	1,875
Change in fair value of warrants	1,997,334	7,632,666
Fair value in excess of sale of private warrants	—	(4,636,666)
Transaction costs allocated to warrant issuance	—	(57,041)

Total other income	3,409,188	3,035,938

INCOME BEFORE PROVISION FOR INCOME TAXES	1,839,570	2,738,756
Income tax provision	(216,203)	—

NET INCOME	$1,623,367	$2,738,756

Weighted average shares outstanding of common stock	12,278,562	4,955,882

Basic and diluted net income per share, common stock	$0.13	$0.55

The accompanying notes are an integral part of these financial statements

ACHARI VENTURE HOLDINGS CORP. I
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2022

	Common stock		Additional paid-in capital	Accumulated Deficit	Total stockholders’ deficit
	Shares	Amount
Balance, December 31, 2021	2,500,000	$250	$—	$(4,876,287)	$(4,876,037)
Remeasurement of redeemable shares to redemption value	—	—	—	(998,892)	(998,892)
Net income	—	—	—	1,623,367	1,623,367

Balance, December 31, 2022	2,500,000	$250	$—	$(4,251,812)	$(4,251,562)

FOR THE PERIOD JANUARY 25, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Common Stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ deficit
	Shares	Amount
Balance, January 25, 2021	—	$—	$—	$—	$—
Issuance of Common Stock to Sponsor	2,875,000	288	24,712	—	25,000
Proceeds from Initial Public Offering Costs allocated to Public Warrants (net of offering costs)			11,177,530		11,177,530
Remeasurement for redeemable shares to redemption value	—	—	(11,202,280)	(7,519,939)	(18,722,219)
Forfeiture of shares	(375,000)	(38)	38		—
Income on over-allotment	—	—	—	(95,104)	(95,104)
Net Income	—	—	—	2,738,756	2,738,756

Balance, December 31, 2021	2,500,000	$250	—	$(4,876,287)	$(4,876,037)

The accompanying notes are an integral part of these financial statements

ACHARI VENTURE HOLDINGS CORP. I
STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2022	For the period January 25, 2021 (inception) through December 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,623,367	$2,738,756
Adjustments to reconcile net income to net cash used in operating activities:
Income on over-allotment	—	(95,104)
Interest and dividend income on investments held in Trust Account	(1,411,854)	(1,875)
Issuance of private warrants in excess of fair value	—	4,636,666
Change in fair value of warrants	(1,997,334)	(7,632,666)
Transaction costs allocated to warrant issuance	—	57,041
Changes in operating assets and liabilities:
Prepaid expenses and other assets	228,376	(408,572)
Income taxes payable	216,203	—
Accounts payable and accrued expenses	580,451	84,608
Franchise tax payable	176,875	114,262
Due to affiliate	(5,000)	5,000

Net cash flows used in operating activities	(588,916)	(501,884)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash withdrawn from Trust account for taxes	414,836	—
Cash withdrawn from Trust account in connection with Common Stock redemptions	57,810,572	—
Cash deposited to Trust Account	—	(101,500,000)

Net cash flows provided by (used in) investing activities	58,225,408	(101,500,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of Common Stock	(57,810,572)	—
Proceeds from initial public offering, net of underwriting fee	—	98,000,000
Gross proceeds from sale of private units	—	5,350,000
Proceeds from issuance of shares to Sponsor	—	25,000
Payment of offering Costs	—	(601,730)

Net cash flows (used in) provided by investing activities	(57,810,572)	102,773,270

NET CHANGE IN CASH	(174,080)	771,386
CASH, BEGINNING OF YEAR/PERIOD	771,386	—

CASH, END OF YEAR/PERIOD	$597,306	$771,386

Supplemental disclosure of non-cash activities:
Initial classification of warrant liability	$—	$2,354,000

Initial value of Class A commo n stock subject to possible redemption	$—	$101,500,000

Deferred underwriting commissions payable charged to additional paid in capital	$—	$3,500,000

Common stock redemption payable	$34,198,758	$—
Remeasurement of redeemable shares to redemption value	$998,892	$—
The accompanying notes are an integral part of these financial statements

ACHARI VENTURE HOLDINGS CORP. I
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022
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
As of December 31, 2022, the Company had not commenced any operations. All activity through December 31, 2022 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The registration statement for the Company’s Initial Public Offering was declared effective on October 14, 2021. On October 19, 2021, the Company consummated the Initial Public Offering of 10,000,000 units (“Units”), each of which consisted of one warrant and one share of Common Stock (the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $100,000,000, which is discussed in Note 3. The Company has selected December 31 as its fiscal year end.
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

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s third amended and restated certificate of incorporation (the “Certificate of Incorporation”). In accordance with ASC
480-10-S99,
redemption provisions not solely within the control of a company require Common Stock subject to redemption to be classified outside of permanent equity. Given that the Public Shares were issued with other freestanding instruments (i.e., public warrants), the initial carrying value of Common Stock classified as temporary equity was the allocated proceeds determined in accordance with
ASC 470-20.
The Common Stock is subject to
ASC 480-10-S99.
If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company elected to recognize the changes immediately. While redemptions cannot cause the Company’s net tangible assets to fall below $
5,000,001, the Public Shares are redeemable and are classified as such on the balance sheet until such date that a redemption event takes place.
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
If the Company is unable to complete a Business Combination by January 19, 2023, 15 months from the closing of the Initial Public Offering or by July 19, 2023 (the “Combination Period”) by effecting up to six (6) one-month extensions, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

On December 22, 2022, the Company reconvened a special meeting of the Company’s shareholders (the “
Special Meeting
”), which had initially been adjourned on December 19, 2022. At the reconvened Special Meeting, the Company’s shareholders approved (i) an amendment (the “
Charter Amendment Proposal
”) to the Company’s second amended and restated certificate of incorporation (the “
Amended Certificate of Incorporation
”), which amended an option included in the Company’s existing amended certificate of incorporation, and which had provided the Company the ability to extend the deadline by which the Company must consummate a business combination by up to three months, or from January 19, 2023 to April 19, 2023 (the “Amended Extended Date”), to instead provide for an extension to consummate a business combination by up to six months, or from January 19, 2023 to July 19, 2023 and (ii) an amendment (the “Trust Amendment Proposal”)
 to the Company’s Investment Management Trust Agreement (the “Amended Trust Agreement”) to provide that the Company may extend the time period to complete a business combination up to and until the Amended Extended Date on a monthly basis, by, at the Company’s option, depositing into the Company’s trust account the lesser of (x) $100,000 and (y) $0.05 for each share of the Company’s common stock which remains outstanding as of the date of such monthly deposit (the “
Monthly Extension Option
”). The Monthly Extension Option is exercisable by the Company in six single-month increments.
On February 13, 2023, the
Company
notified Continental Stock Transfer & Trust Company, the trustee of the Company’s trust account (the “
Trust Account
”), that it was extending (an “
Extension
”) the time available to the Company to consummate its initial business combination, from February 19, 2023 to March 19, 2023 (the “
Second Extension
”), pursuant to and in accordance with the terms of the Company’s Third Amended and Restated Certificate of Incorporation (the “
Certificate of Incorporation
”) and the Company’s Amended and Restated Investment Management Trust Agreement (the “
Trust Agreement
”). The Second Extension is the second of up to
six (6) one-month Extensions
permitted under the Company’s Certificate of Incorporation and Trust Agreement
The Initial Stockholders agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period in connection with the consummation of the Initial Public Offering. However, if the Initial Stockholders decide to acquire Public Shares in addition to their Founder Shares, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to its deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including the Trust Account assets) will be only $10.15 per shares held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
At the Company’s Shareholder’s Special meeting held on December 22, 2022 holders of 8,980,535 shares of common stock of the Company exercised their right to redeem their shares for cash at an approximate price of $10.24 per share, for an aggregate payment of approximately $92,009,330, which will be withdrawn from the Company’s trust account to redeem such shares.
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
Liquidity and Capital Resources
As of December 31, 2022, the Company had cash of $597,306 in its operating bank account and $44,688,320 of cash and marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Common Stock in connection therewith. As of December 31, 2022, approximately $1,411,854 of the amount on deposit in the Trust Account represented interest and dividend income from investments, which is available to pay the Company’s tax obligations.

The Company has until January 19, 2023 (which is 15 months from the October 19, 2021 closing of the Company’s Initial Public Offering) or until May 19, 2023 if the initial time period is extended upon request by the Sponsor and through resolution of our board of directors (which is 18 months from the October 19, 2021 closing of the Company’s Initial Public Offering), further on December 22, 2022 in a special meeting of the shareholders, the Company has further extended the period by another 3 months to July 19, 2023 (which is 21 months from the October 19, 2021 closing of our IPO) to consummate its Business Combination. Until the consummation of a Business Combination, the Company is and will continue to use the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. The Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing.
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
Note 2—Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.
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

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and December 31, 2021.
Investments Held in the Trust Account
At December 31, 2022 and 2021, substantially all of the assets held in the Trust Account were held in a mutual fund that invests in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in income on investments held in the Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At December 31, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.
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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no
unrecognized tax benefits as of December 31, 2022 and 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.

No
amounts were accrued for the payment of interest and penalties for the year ended December 31, 2022 or the period ended December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. (See Note 10)
Common Stock Subject to Possible Redemption
The Company accounts for its Common Stock subject to possible redemption in accordance with the guidance in ASC 480 “Distinguishing Liabilities from Equity” (“ASC 480”). Shares of Common Stock subject to mandatory redemption (if any) are classified as a liability instrument and is measured at fair value. Conditionally redeemable Common Stock (including Common Stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times Common Stock is classified as stockholders’ equity. The Company’s Common Stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, on December 31, 2022, 1,019,465 shares of Common Stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Common Stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Common Stock are affected by charges against additional paid in capital and accumulated deficit.
On December 31, 2022, the Common Stock subject to possible redemption reflected in the balance sheet is reconciled in the following table:

Gross proceeds	$100,000,000
Less:
Proceeds allocated to Public Warrants	(11,900,000)
Common Stock issuance costs	(5,322,219)
Plus: Remeasurement of carrying value to redemption value	18,722,219

Common Stock subject to possible redemption as of December 31, 2021	$101,500,000
Less:
Redemption of Common Stock	(57,810,572)
Common Stock redemption payable	(34,198,758)
Plus: Remeasurement of carrying value to redemption value (net)	998,892

Common Stock subject to possible redemption as of December 31, 2022	$10,489,562

Net Income per Common Stock
The Company has one class of shares. Public Warrants (see Note 3) and Private Placement Warrants (see Note 4) to purchase 12,850,000 shares of Common Stock at $11.50 per share were issued on October 19, 2021. On December 31, 2022, no Public Warrants or Private Placement Warrants have been exercised. The 12,850,000 potential shares of Common Stock for outstanding Public Warrants and Private Placement Warrants to purchase the Common Stock were excluded from diluted earnings per share for the year ending December 31, 2022 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per share of Common Stock is the same as basic net income per shares of Common Stock for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of stock.

	For the year ending December 31, 2022	For the period January 25, 2021 (inception) through December 31, 2021
Basic and diluted net income per share:
Numerator:
Allocation of net income	$1,623,367	$2,738,756
Denominator:
Weighted average shares outstanding	12,278,562	4,955,882
Basic and dilution net income per share	$0.13	$0.55
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
Related Party Loans
On January 25, 2021, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company borrowed up to an aggregate principal amount of $
300,000. The Promissory Note was
non-interest
bearing and payable on the earlier of
(i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. The Promissory Note was repaid as of March 31, 2022.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $0.75 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2022 and 2021, there were no Working
Capital Loans outstanding. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans.
Support Services
During the year, The Company paid the Sponsor $41,625 towards administrative and shared personnel support services.
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
period and expired.
The underwriters were paid a cash underwriting discount of $0.20 per Unit, or $2,000,000 in the aggregate at the closing of the Initial Public Offering. In addition, the underwriters are entitled to a deferred underwriting commissions of $0.35 per Unit, or $3,500,000 from the closing of the Initial Public Offering. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely if the Company completes a Business Combination, subject to the terms of th
e underwriting agreement.
Note 7—Stockholders’ Deficit
Common Stock
—The Company is authorized to issue 100,000,000 shares of Common Stock. On December 31, 2022 and 2021, there were 2,500,000 (excluding 1,019,465 and 10,000,000 shares of Common Stock subject to possible redemption) shares of Common Stock issued and outstanding.
O
n December 22, 2022, the
Company held a special meeting of shareholders at which holders of 8,980,535 shares of Common Stock of the Company exercised their right to redeem their shares for cash at an approximate redemption
price of $10.24 per share, or an aggregate payment of approximately $92,009,330.
As of December 31, 2022,
$57,810,572
was withdrawn from the Company’s trust account in connection with the payments of such redemption amounts, and the balance of $34,198,758 has been presented as a current liability entitled Common stock redemption payable in the Balance Sheet. With the remainder of such payments being withdrawn promptly thereafter such that the balance of the trust account as of December 31, 2022 was
$10,578,661.
Preferred Stock
—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and 2021, there were no
shares of preferred stock issued or outstanding.

Public Warrants
- Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) one year from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. The Company will not be obligated to deliver any shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the shares underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No warrant will be exercisable and the Company will not be obligated to issue shares upon exercise of a warrant unless shares issuable upon such warrant exercise have been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement covering the shares issuable upon exercise of the warrants, to cause such registration statement to become effective and to maintain a current prospectus relating to those shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the shares issuable upon exercise of the warrants is not effective by the 60th business day after the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the foregoing, if a registration statement covering the shares issuable upon exercise of the warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis.
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
As of December 31, 2022 and December 31, 2021, there were

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
As of December 31, 2022 there were 7,133,333 of private warrants outstanding.
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
At December 31, 2022, the assets held in the Trust Account were held in a mutual fund invested in U.S Treasury Securities. All of the Company’s investments held in the Trust Account are classified as trading securities.
The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at December 31, 2022 and 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

December 31, 2022	Level	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable Securities	1	$44,688,320	—	—
Warrant Liability-Private Placement Warrants	3	—	—	$356,666

December 31, 2021	Level	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable Securities	1	$101,501,875	—	—
Warrant Liability-Private Placement Warrants	3	—	—	$2,354,000
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
The following table provides quantitative information regarding Level 3 fair value measurements on at December 31, 2022.

	December 31, 2022	December 31, 2021
Stock Price	$10.22	$9.87
Exercise Price	$11.5	$11.5
Term (years)	2.91	6
Volatility	0.2%	8%
Risk Free Rate	4.24%	1.35%
Dividend Yield	0%	0%
The following table presents the changes in the fair value of Level 3 warrant liabilities:

Private Placement Warrants
Fair value as of October 19, 2021 (IPO)	$9,986,666
Change in fair value	(7,632,666)

Fair value as of December 31, 2021	2,354,000
Change in fair value	(1,997,334)

Fair value as of December 31, 2022	$356,666

Note 10—Income Taxes
The total provision (benefit) for income taxes is comprised of the following:

Federal	December 31, 2022	December 31, 2021
Current	$216,203	$—
Deferred	(246,333)	(62,014)
State and Local
Current	—	—
Deferred	—	—
Change in valuation allowance	246,333	62,014

Income tax provision	$216,203	$—

Deferred tax assets and liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.
The net deferred tax assets and liabilities in the accompanying balance sheets included the following components:

	December 31, 2022	December 31, 2021

Deferred tax assets
Start-up costs	$308,347	$38,019
Unrealized gain/loss	—	—
Net operating loss	—	23,995

Total deferred tax asset (liability)	308,347	62,014
Valuation allowance	(308,347)	(62,014)

Deferred tax asset (liability) net of allowance	$—	$—

The Company’s federal net operating loss carryforward as of December

31, 2022 and 2021 amounted to $0 and $112,387 and will be carried forward indefinitely.
In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.
The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, Management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. At the year ended December 31, 2022 and December 31, 2021, the change in valuation allowance was $246,333 and $62,014 respectively.
A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate (approximate) is as follows:

	December 31, 2022	December 31, 2021
Statutory federal income tax rate	21.00%	21.00%
State taxes, net of federal tax benefit	0.00%	0.00%
Change in fair value of warrants	(22.80)%	(22.00)%
Warrant issuance costs	0.00%	0.20%
Valuation allowance	13.39%	0.80%
Income tax provision expense (benefit)	11.59%	(0.00)%

The tax provision differs from the statutory rate of 21% due to the change in fair value of warrants and the valuation allowance against deferred tax assets.
Note 11—Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were available to be issued and has determined that subject to the below, there have been no events that have occurred that would require adjustments to the disclosures of the financial statements.
In order to mitigate the current uncertainty surrounding the implementation of the Inflation Reduction Act of 2022, the Company has decided that in the event that the Proposals are approved and implemented as described in the Definitive Proxy Statement, funds in trust, including any interest thereon, will not be used to pay for any excise tax liabilities with respect to any future redemptions that occur after December 31, 2022, and prior to or in connection with a Business Combination or liquidation of the Company and which result from the implementation of the Inflation Reduction Act of 2022.
On January 13, 2023, the Company, notified Continental Stock Transfer & Trust Company (the “Trustee”), the trustee of the Company’s trust account (the “Trust Account”), that it was extending (an “Extension”) the time available to the Company to consummate its initial business combination, from January 19, 2023 to February 19, 2023 (the “First Extension”), pursuant to and in accordance with the terms of the Company’s Third Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) and the Company’s Amended and Restated Investment Management Trust Agreement (the “Trust Agreement”) the Company deposited $50,973.25 into the Company’s Trust Account. On March 14, 2023, the Company notified the Trustee of the Trust Account, of an Extension of the time available to the Company to consummate its Business Combination, from March 19, 2023 to April 19, 2023, pursuant to and in accordance with the terms of the Third Amended Certificate of Incorporation and the Investment Management Trust Agreement the Company deposited $50,973.25 into the Company’s Trust Account. On April 14, 2023, the Company notified the Trustee of the Trust Account, of an Extension of the time available to the Company to consummate its Business Combination, from April 19, 2023 to May 19, 2023, pursuant to and in accordance with the terms of the Third Amended Certificate of Incorporation and the Investment Management Trust Agreement the Company deposited $50,973.25 into the Company’s Trust Account. As of April 18, 2023 (and, for the avoidance of doubt, inclusive of the deposits into the Trust Account in connection with the exercise of the Extensions), the Trust Account held approximately $10,828,307.47.
On January 18, 2023, the Company and Achari Sponsor Holdings I LLC (the “Sponsor”) separately entered into a loan agreement whereby the Company issued a promissory note (the “Promissory Note”) to the Sponsor pursuant to which the Company may borrow up to $1,500,000 in cash from time to time to fund working capital requirements, including with respect to the funding of Extensions. The Promissory Note is currently undrawn and no amounts are outstanding under such Promissory Note.
[On January
 22, 2023, we received a letter from the Nasdaq indicating that the Company was not in compliance with certain continued listing requirements, including Listing Rule 5450(b)(2)(B), requiring at least 1,100,000 “Publicly Held Shares”. The letter stated that the Company had 45 calendar days to submit a plan to regain compliance. The Company submitted a plan on March 9, 2023, and after review, on March 30, 2023, Nasdaq determined to grant the Company an extension to regain compliance with Listing Rule 5450(b)(2)(B). On or before July 21, 2023, the Company must file with the SEC and Nasdaq a public document containing its current total shares outstanding and a beneficial ownership table in accordance with the SEC proxy rules. In the event the Company does not satisfy the terms, Nasdaq will provide written notification that the Company’s securities will be delisted. At that time, the Company may appeal Nasdaq’s determination to a Listing Qualifications Panel.
On February 24, 2023, we received a letter from the Nasdaq indicating that the Company was not in compliance with Listing Rule 5450(b)(2)(C), requiring a “Market Value” of “Publicly Held Shares” of at least $15 million. The letter states that the Company has 180 calendar days to regain compliance with Listing Rule 5450(b)(2)(C), or until August 23, 2023. If at any time during this compliance period the Company’s “Market Value” of “Publicly Held Shares” closes at $15,000,000 or more for a minimum of ten consecutive business days, Nasdaq will provide the Company with a written confirmation of compliance, and this matter will be closed. Alternatively, the Company is reviewing all alternatives, including applying to transfer the Company’s securities to The Nasdaq Capital Market.
On March 23, 2023, we received a letter from the Nasdaq notifying the Company that, for the 30 consecutive trading days prior to the date of the letter, the Company’s common stock had traded at a value below the minimum $
50,000,000
 “Market Value of Listed Securities” (“MVLS”) requirement set forth in Listing Rule 5450(b)(2)(A), which is required for continued listing of the Company’s common stock on Nasdaq. In accordance with Listing Rule 5810(c)(3)(C), the Company has
180 calendar days, or until September 19, 2023
, to regain compliance. The letter notes that to regain compliance, the Company’s common stock must trade at or above a level such that the Company’s MVLS closes at or above $50,000,000 for a minimum of ten consecutive business days during the compliance period, which ends September 19, 2023. The letter further notes that if the Company is unable to satisfy the MVLS requirement prior to such date, the Company may be eligible to transfer the listing of its securities to The Nasdaq Capital Market (provided that it then satisfies the requirements for continued listing on that market). If the Company does not regain compliance by September 19, 2023, Nasdaq staff will provide written notice to the Company that its securities are subject to delisting. At that time, the Company may appeal any such delisting determination to a hearings panel. The Company intends to actively monitor the Company’s MVLS between now and September 19, 2023, and may, if appropriate, evaluate available options to resolve the deficiency and regain compliance with the MVLS requirement. While the Company is exercising diligent efforts to maintain the listing of its securities on Nasdaq, there can be no assurance that the Company will be able to regain or maintain compliance with Nasdaq listing standards.]