Form 10-Q
period 2023-06-30
Achari Ventures Holdings Corp. I
filed 2023-08-29
CIK 1844507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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
of the Exchange Act):    Yes  ☒    No  ☐
As of August
2
9
, 2023, there were 3,138,321 shares of common stock, par value $0.0001 per share issued and outstanding (“Common Stock”).

ACHARI VENTURES HOLDINGS CORP. I

Quarterly Report on Form 10-Q

Item 1. Financial Statements
ACHARI VENTURES HOLDINGS CORP I
CONDENSED BALANCE SHEETS

	June 30, 2023 (Unaudited)	December 31, 2022
ASSETS
CURRENT ASSETS
Cash	$8,056	$597,306
Prepaid expenses	76,948	180,197

Total current assets	85,004	777,503
Cash and marketable securities held in Trust Account	10,959,523	44,688,320

TOTAL ASSETS	$11,044,527	$45,465,823

LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,031,236	$665,059
Income taxes payable	246,466	216,203
Note Payable- related party	215,000	—
Excise tax liability	341,988	—
Franchise tax payable	20,000	291,137
Common stock redemption payable	—	34,198,758

Total current liabilities	2,854,690	35,371,157
Derivative warrant liabilities	285,333	356,666
Deferred underwriting fee payable	3,500,000	3,500,000

Total liabilities	6,640,023	39,227,823

COMMITMENTS AND CONTINGENCIES (NOTE 6)
REDEEMABLE COMMON STOCK
Common stock subject to possible redemption: 1,019,465 shares at redemption value of $10.75 and $10.29 per share at June 30, 2023 and December 31, 2022, respectively	10,959,523	10,489,562

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock; $0.0001 par value; 100,000,000 shares authorized; 2,500,000 shares issued and outstanding (excluding 1,019,465 shares subject to possible redemption)	250	250
Accumulated deficit	(6,555,269)	(4,251,812)

Total stockholders’ deficit	(6,555,019)	(4,251,562)

LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ DEFICIT	$11,044,527	$45,465,823

The accompanying notes are an integral part of these unaudited condensed financial statements

ACHARI VENTURES HOLDINGS CORP I
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
OPERATING EXPENSES
General and administrative	$750,735	$252,997	$1,676,699	$447,152
Franchise tax	50,000	50,000	100,000	100,000

Total operating expenses	800,735	302,997	1,776,699	547,152

OTHER INCOME (EXPENSE)
Interest income on investments held in Trust Account	130,251	109,271	244,121	124,277
Dividend income on investments held in Trust Account	—	23,329	—	23,329
Change in fair value of warrants	142,667	570,667	71,333	1,355,333

Total other income	272,918	703,267	315,454	1,502,939

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(527,817)	400,270	(1,461,245)	955,787
Income tax (expense) benefit	(16,850)	(2,000)	(30,263)	(2,000)

NET INCOME(LOSS)	$(544,667)	$398,270	$(1,491,508)	$953,787

Weighted average shares outstanding of common stock	3,519,465	12,500,000	3,519,465	12,500,000

Basic and diluted net income(loss) per share, common stock	$(0.15)	$0.03	$(0.42)	$0.08

The accompanying notes are an integral part of these unaudited condensed financial statements

ACHARI VENTURES HOLDINGS CORP I
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 (UNAUDITED)

	Common stock (excluding 1,019,465 shares subject to possible redemption)		Additional paid-in capital	Accumulated deficit	Total Stockholders’ deficit
	Shares	Amount
Balance, December 31, 2022	2,500,000	$250	$—	$(4,251,812)	$(4,251,562)
Remeasurement of redeemable shares to redemption value			—	(266,790)	(266,790)
Excise duty in connection with redemption of redeemable shares			—	(341,988)	(341,988)
Net Loss			—	(946,841)	(946,841)

Balance, March 31, 2023	2,500,000	250	—	(5,807,431)	(5,807,181)
Remeasurement of redeemable shares to redemption value				(203,171)	(203,171)
Net loss			—	(544,667)	(544,667)

Balance, June 30, 2023	2,500,000	$250	$—	$(6,555,269)	$(6,555,019)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Common stock (excluding 10,000,000 shares subject to possible redemption)		Additional paid-in capital	Accumulated deficit	Total Stockholders’ deficit
	Shares	Amount
Balance, December 31, 2021	2,500,000	$250	$—	$(4,876,287)	$(4,876,037)
Net income		—	—	555,517	555,517

Balance, March 31, 2022	2,500,000	250	—	(4,320,770)	(4,320,520)
Net income			—	398,270	398,270

Balance, June 30, 2022	2,500,000	$250	$—	$(3,922,500)	$(3,922,250)

The accompanying notes are an integral part of these unaudited condensed financial statements

ACHARI VENTURES HOLDINGS CORP I
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended June 30, 2023	For the six months ended June 30, 2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(1,491,508)	$953,787
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest and dividend income on investments held in Trust Account	(244,121)	(147,606)
Change in fair va lue o f warrants	(71,333)	(1,355,333)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	103,249	83,498
Income taxes payable	30,263	2,000
Accounts payable and accrued expenses	1,366,177	94,324
Franchise tax payable	(271,137)	(17,883)
Due to affiliate	—	(5,000)

Net cash flows used in operating activities	(578,410)	(392,213)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash deposited in Trust Account	(305,840)
Cash withdrawn from Trust Account for Common Stock redemptions	34,198,758	—
Cash withdrawn from Trust Account for franchise taxes	80,000	—

Net cash flows provided by investing activities	33,972,918	—

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of Common stock	(34,198,758)	—
Note payable	215,000	—

Net cash flows used in financing activities	(33,983,758)	—

NET CHANGE IN CASH	(589,250)	(392,213)
CASH, BEGINNING OF PERIOD	597,306	771,386

CASH, END OF PERIOD	$8,056	$379,173

Supplemental disclosure of noncash activities:
Remeasurement of redeemable shares to redemption value	$469,961	$—
Excise tax liability	$341,988	$—
The accompanying notes are an integral part of these unaudited condensed financial statements

ACHARI VENTURES HOLDINGS CORP. I
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2023 (Unaudited)
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
As of June 30, 2023, the Company had not commenced any operations. All activity through June 30, 2023 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The registration statement for the Company’s Initial Public Offering was declared effective on October 14, 2021. On October 19, 2021, the Company consummated the Initial Public Offering of 10,000,000 units (“Units”), each of which consisted of one warrant and one share of Common Stock (the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $100,000,000, which is discussed in Note 3. The Company has selected December 31 as its fiscal year end.
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 7,133,333 warrants (“Private Placement Warrants”) at a price of $0.75 per Private Placement Warrant in a private placement to the Company’s sponsor, Achari Sponsor Holdings I LLC (the “Sponsor”), for gross proceeds of $5,350,000, which is described in Note 4.
Offering costs for the Initial Public Offering amounted to $6,101,730, consisting of $2,000,000 of underwriting fees, $3,500,000 of deferred underwriting fees payable (which are held in the Trust Account (as defined below)) and $601,730 of other costs. As described in Note 6, the $3,500,000 of deferred underwriting fee payable is contingent upon the consummation of a Business Combination, as further described in the underwriting agreement entered into in connection with the Initial Public Offering.
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
All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s Fourth Amended and Restated Certificate of Incorporation. In accordance with ASC
480-10-S99,
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
Redemptions of the Company’s Public Shares may be subject to the satisfaction of conditions, including minimum cash conditions, pursuant to an agreement relating to the Company’s Business Combination. If the Company seeks stockholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Fourth Amended and Restated Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.
Notwithstanding the foregoing, the Fourth Amended and Restated Certificate of Incorporation provides that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Common Stock sold in the Initial Public Offering, without the prior consent of the Company.
The Company’s Sponsor, officers and directors (the “Initial Stockholders”) agreed not to propose an amendment to the Fourth Amended and Restated Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the Public Stockholders with the opportunity to redeem their shares of Common Stock in conjunction with any such amendment.
If the Company is unable to complete a Business Combination by January 19, 2024 (assuming each of the Monthly Extension Options (as defined below) are exercised, the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
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

On December 22, 2022, the Company reconvened a special meeting of the Company’s shareholders (the “Special Meeting”), which had initially been adjourned on December 19, 2022. At the reconvened Special Meeting, the Company’s shareholders approved (i) an amendment (the “Charter Amendment Proposal”) to the Company’s then existing amended and restated certificate of incorporation, which amended an option included in the Company’s then existing amended certificate of incorporation, and which had provided the Company the ability to extend the deadline by which the Company must consummate a Business Combination by up to three months, or from January 19, 2023 to April 19, 2023, to instead provide for an extension to consummate a Business Combination by up to six months, or from January 19, 2023 to July 19, 2023 (the “Original Amended Extended Date”) and (ii) an amendment (the “Trust Amendment Proposal”) to the Company’s Investment Management Trust Agreement to provide that the Company may extend the time period to complete a Business Combination up to and until the Original Amended Extended Date on a monthly basis, by, at the Company’s option, depositing into the Company’s Trust Account the lesser of (x) $100,000 and (y) $0.05 for each share of the Company’s Common Stock which remains outstanding as of the date of such monthly deposit (the “Original Monthly Extension Option”). The Original Monthly Extension Option was exercisable by the Company in six single-month increments. As of June 15, 2023, the Company had exercised each of the six Original Monthly Extension Options available to it.
On July 12, 2023, the Company’s shareholders approved at a special meeting of the Company’s shareholders (the “July Special Meeting”) (i) an amendment to the Company’s then existing amended and restated certificate of incorporation, which amended an option included in the Company’s then existing amended and restated certificate of incorporation that provided the Company the ability to extend the deadline by which the Company must consummate a business combination by up to six months, or from January 19, 2023 to July 19, 2023, to instead provide for an extension to consummate a business combination by up to an additional six months, or from July 19, 2023 to January 19, 2024 (the “Amended Extended Date”), and (ii) an amendment to the Company’s Amended and Restated Investment Management Trust Agreement to provide that the Company may extend the time period to complete a business combination up to and until the Amended Extended Date on a monthly basis, at the Company’s option, by depositing into the Company’s Trust Account the lesser of (x) $100,000 and (y) $0.05 for each share of the Company’s Common Stock which remains outstanding as of the date of such monthly deposit (the “Monthly Extension Option”). The Monthly Extension Option is exercisable by the Company in six single-month increments.
On July 17, 2023, the Sponsor on behalf of the Company extended the period of time available to consummate a Business Combination from July 19, 2023 to August 19, 202
3 via the exercise of a Monthly Extension Option

and in connection with the exercise of
 such
Monthly Extension
O
ption, deposited $31,916 into the Company’s Trust Account (the “First Extension”). As of July
31
, 2023, the Trust Account held approximately $6,757,808.
On July 17, 2023, our Sponsor transferred 927,600 shares of Common Stock to certain members of the Sponsor. As a result of such transfer, as of July 17, 2023, 1,572,400 shares of Common Stock were held directly by the Sponsor and 927,600 shares of Common Stock were held directly by members of the Sponsor.
On August 14, 2023, the Company, notified Continental Stock Transfer & Trust Company, the trustee of the Company’s trust account (the “Trust Account”), that it was extending (an “Extension”) the time available to the Company to consummate its initial business combination, from August 19, 2023 to September 19, 2023 (the “Second Extension”), pursuant to and in accordance with the terms of the Company’s Fourth Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) and the Company’s Second Amended and Restated Investment Management Trust Agreement (the “Trust Agreement”).
The Second Extension is the second of up to six (6) one-month Extensions permitted under the Company’s Certificate of Incorporation and Trust Agreement. Pursuant to the terms of the Company’s Certificate of Incorporation and Trust Agreement, on August 18, 2023, with respect to the exercise of the Second Extension, the Company deposited $31,916 into the Company’s Trust Account in connection with the exercise of the Second Extension. Such deposit with respect to the Second Extension was made using funds held outside of the Company’s Trust Account and available to the Company to fund working capital requirements. As of August 21, 2023 (and, for the avoidance of doubt, inclusive of the deposit of $31,916 into the Trust Account in connection with the exercise of the Second Extension as described above), the Trust Account held approximately $
6,769,724
.
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

The IRS issued
Notice 2023-3
(Initial guidance regarding the application of the excise tax on repurchases of corporate stock). The notice defines stock redemptions per Internal Revenue Code section 317(b) and also defines transactions considered to be economically similar to a repurchase including certain acquisitive reorganizations, split-offs and certain overlap complete liquidations. Further, the notice defines transaction that are not economically similar transactions including complete liquidations and certain divisive transactions
Liquidity and Capital Resources
As of June 30, 2023, the Company had cash of $8,056 in its operating bank account and cash and marketable securities of $10,959,523 held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Common Stock in connection therewith.
During the six-month period ended
June 30, 2023, $244,121 of the amount on deposit in the Trust Account represented interest income from investments, which is available to pay the Company’s tax obligations.
The Company originally had until January 19, 2023 to consummate its Business Combination, with an option to extend such deadline to April 19, 2023 by depositing certain funds into the Trust Account. On December 22, 2022, in a Special Meeting of the Company’s shareholders, the Company adopted the Third Amended and Restated Certificate of Incorporation and Amended and Restated Investment Management Trust Agreement to provide for the Original Monthly Extension Options, which provide the deadline to consummate a Business Combination will be extended until, as further described in Note 1 of the financial statements, July 19, 2023 (which is 21 months from the October 19, 2021 closing of our Initial Public Offering). On July 12, 2023, in a special meeting of the Company’s shareholders, the Company adopted the Fourth Amended and Restated Certificate of Incorporation and Second Amended and Investment Management Trust Agreement to provide for the Monthly Extension Options, which provide the deadline to consummate a Business Combination will be extended until, as further described in Note 10 of the financial statements, January 19, 2024 (which is 27 months from the October 19, 2021 closing of our Initial Public Offering. Until the consummation of a Business Combination, the Company is and will continue to use the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. The Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing.
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
Note 2 – Summary of Significant Accounting Policies
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
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on April 24, 2023. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the period ending December 31, 2023 or for any future periods.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2023 and December 31, 2022.
Investments Held in the Trust Account
At June 30, 2023, substantially all of the assets held in the Trust Account were held in a mutual fund that invests in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in income on investments held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At June 30, 2023 and December 31, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.
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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2023 and December 31, 202
2.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the six months ended June 30, 2023 and year ended December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. As of June 30, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it.
The Company’s effective tax rate was (3.19)% and (2.07)% for the three and six months ended June 30, 2023. The tax rate differs from the statutory rate of 21% for the three and six months ended June 30, 2023 due to change in valuation allowance on deferred tax assets and change in fair value of warrant liability.
Common Stock Subject to Possible Redemption
The Company accounts for its Common Stock subject to possible redemption in accordance with the guidance in ASC 480 “Distinguishing Liabilities from Equity” (“ASC 480”). Shares of Common Stock subject to mandatory redemption (if any) are classified as a liability instrument and is measured at fair value. Conditionally redeemable Common Stock (including Common Stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times Common Stock is classified as stockholders’ equity. The Company’s Common Stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2023 and December 31, 2022, 1,019,465 shares of Common Stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Common Stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Common Stock are affected by charges against additional paid in capital and accumulated deficit.
At June 30, 2023 and December 31, 2022, the Common Stock subject to possible redemption reflected in the balance sheet is reconciled in the following table:

Gross proceeds	$100,000,000
Less:
Proceeds allocated to Public Warrants	(11,900,000)
Common Stock issuance costs	(5,322,219)
Plus: Remeasurement of carrying value to redemption value	18,722,219

Common Stock subject to possible redemption as of December 31, 2021	$101,500,000
Less:
Redemption of Common Stock	(57,810,572)
Common Stock redemption payable	(34,198,758)
Plus: Remeasurement of carrying value to redemption value	998,892

Common Stock subject to possible redemption as of December 31, 2022	$10,489,562
Plus:
Remeasurement of carrying value to redemption value	469,961

Common Stock subject to possible redemption as of June 30, 2023	$10,959,523

Net income (loss) per Common Stock
The Company has one class of shares. Public Warrants (as defined below) (see Note 7) and Private Placement Warrants (see Note 4) to purchase 12,850,000 shares of Common Stock at $11.50 per share were issued on October 19, 2021. At June 30, 2023, no Public Warrants or Private Placement Warrants have been exercised. The 12,850,000 potential shares of Common Stock for outstanding Public Warrants and Private Placement Warrants to purchase the Common Stock were excluded from diluted earnings per share for the periods ended June 30, 2023 and December 31, 2022 because they are contingently exercisable and the contingencies have not yet been met. As a result, diluted net income (loss) per share of Common Stock is the same as basic net income per shares of Common Stock for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of stock.

	For the three months ended June 30
	2023	2022
	Common Stock
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss), including remeasurement of temporary equity	$(544,667)	$398,270
Denominator:
Weighted average shares outstanding	3,519,465	12,500,000
Basic and dilution net income (loss) per share	$(0.15)	$0.03

	For the six months ended June 30,
	2023	2022
	Common Stock
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss), including remeasurement of temporary equity	$(1,491,508)	$953,787
Denominator:
Weighted average shares outstanding	3,519,465	12,500,000
Basic and dilution net income (loss) per share	$(0.42)	$0.08
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
Recent Accounting Pronouncements
The Company has reviewed other recent accounting pronouncements and concluded that they are either not applicable to the Company or no material effect is expected on the financial statement as a result of futur
e
adoption
.
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
On July 17, 2023, our Sponsor transferred 927,600 shares of Common Stock to certain members of the Sponsor. As a result of such transfer, as of July 17, 2023, 1,572,400 shares of Common Stock were held directly by the Sponsor and 927,600 shares of Common Stock were held directly by members of the Sponsor.
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
The Unsecured Promissory Note was repaid as of March 31, 2022.
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. On January 18, 2023, the Company and the Sponsor entered into a loan agreement whereby the Company issued a promissory note (the “Promissory Note”) to the Sponsor pursuant to which the Company may borrow up to $1,500,000 in cash from time to time to fund working capital requirements, including with respect to the funding of Monthly Extension Options, and which may be treated, at the Sponsor’s election, as a Working Capital Loan. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $0.75 per warrant. The option (“Working Capital Loan Option”) to convert the working capital loans into warrants qualifies as an embedded derivative under ASC 815 and is required to be recognized at fair value with subsequent changes in fair value recognized in Company’s statements of operations each reporting period until the loan is repaid or converted. As of June 30, 2023 and December 31, 2022, the fair value of the Working Capital Loan Option was $0 and the Working Capital Loan is held at cost of $215,000 and $0 respectively.

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
Excise tax payable:
In connection with the vote to approve the Charter Amendment Proposal, the Company held a Special Meeting of shareholders on December 22, 2022, at which holders of 8,980,535 shares of Common Stock of the Company exercised their right to redeem their shares for cash at an approximate redemption price of $10.24 per share, resulting in an aggregate payment due to such redeeming holders of approximately $92,009,330. On December 22, 2022, we issued a withdrawal instruction to the trustee of our Trust Account to redeem such aggregate amount in full in connection with the payment to such redeeming holders. However, we were informed by the trustee of our Trust Account that as of December 31, 2022, only $57,810,572 had been withdrawn in connection with such payments, and that the balance of $34,198,758 had been withdrawn and paid to the balance of the redeeming shareholders in January 2023. As a result, and in connection with a potential excise tax on share repurchases imposed by the Inflation Reduction Act of 2022, we have recorded a liability entitled “Common stock redemption payable” on our condensed balance sheets as of December 31, 2022 (and a zero balance for such liability as of June 30, 2023 as a result of the completion of the redemption repayments in January 2023), and a current liability entitled “Excise tax liability accrued for common stock with redemptions” of $341,988 on our condensed statements of cash flows for the six months ended June 30, 2023. The referenced current liability does not impact the condensed statements of operations during the referenced period and is offset against additional paid-in
capital or accumulated deficit if additional
paid-in
capital is not available. Additionally, this This excise tax liability may be offset by future share issuances within the same fiscal year as the liability was recorded, which will be evaluated and adjusted in the period in which the issuances, if any, occur. Should the Company liquidate prior to December 31, 2023, the excise tax liability will also not be due. As the Company has previously disclosed, the Company will not use funds in trust in connection with the payment of any excise tax liabilities imposed by the Inflation Reduction Act of 2022.
Note 7 - Stockholders’ Deficit
Common Stock - The Company is authorized to issue 100,000,000 shares of Common Stock with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were 2,500,000 (excluding 1,019,465 shares of Common Stock subject to possible redemption) shares of Common Stock issued and outstanding.
Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.
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
As of June 30, 2023 and December 31, 2022 there were 10,000,000 of Public Warrants outstanding.
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
As of June 30, 2023 and December 31, 2022 there were 7,133,333 of Private Placement Warrants outstanding.

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
At June 30, 2023 and December 31, 2022, the assets held in the Trust Account were held in a mutual fund invested in U.S Treasury Securities. All of the Company’s investments held in the Trust Account are classified as trading securities.
The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

June 30, 2023	Level	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Marketable Securities	1	$10,959,523	—	—
Warrant Liability-Private Placement Warrants	3	—	—	$285,333

December 31, 2022	Level	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Marketable Securities	1	$44,688,320	—	—
Warrant Liability-Private Placement Warrants	3	—	—	$356,666
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
The following table provides quantitative information regarding Level 3 fair value measurements at June 30, 2023 and December 31, 2022.

	June 30, 2023	December 31 ,2022
Stock Price	$10.76	$10.22
Exercise Price	$11.50	$11.50
Term (years)	1.34	2.91
Volatility	0.20%	0.20%
Risk Free Rate	5.22%	4.24%
Dividend Yield	0.00%	0.00%
The following table presents the changes in the fair value of Level 3 warrant liabilities:

Private Placement Warrants
Fair value as of Decemb er 31, 2022	$356,666
Change in fair value	(71,333)

Fair value as of June 30, 2023	$285,333

Note 10 - Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were available to be issued and has determined that there have been no events that have occurred that would require adjustments to the disclosures of the financial statements.
On July 12, 2023, at the Company’s July Special Meeting, the Company’s shareholders approved (i) an amendment to the Company’s Third Amended and Restated Certificate of Incorporation, which amended an option included in the Company’s Third Amended and Restated Certificate of Incorporation that provided the Company the ability to extend the deadline by which the Company must consummate a business combination by up to six months, or from January 19, 2023 to July 19, 2023, to instead provide for an extension to consummate a business combination by up to an additional six months, or from July 19, 2023 to January 19, 2024, and (ii) an amendment to the Company’s Amended and Restated Investment Management Trust Agreement to provide that the Company may extend the time period to complete a business combination up to and until the Amended Extended Date on a monthly basis, at the Company’s option, by depositing into the Company’s Trust Account the lesser of (x) $100,000 and (y) $0.05 for each share of the Company’s Common Stock which remains outstanding as of the date of such monthly deposit. The Monthly Extension Option is exercisable by the Company in six single-month increments.
In connection with the shareholders’ vote at the July Special Meeting, the Company has been advised that holders of 381,144 shares of Common Stock of the Company exercised their right to redeem their shares for cash at an approximate price of $10.50 per share, for an aggregate payment of approximately $4,002,722, which has been withdrawn from the Company’s Trust Account to redeem such shares. Following the payment of the redemptions, the Trust Account held a balance of approximately $6,703,560.
On July 17, 2023, our Sponsor transferred 927,600 shares of Common Stock to certain members of the Sponsor. As a result of such transfer, as of July 17, 2023, 1,572,400 shares of Common Stock were held directly by the Sponsor and 927,600 shares of Common Stock were held directly by members of the Sponsor.

On July 17, 2023, the Sponsor on behalf of the Company extended the period of time available to consummate a Business Combinati on from
July 19, 2023 to August 19, 2023, and in connection with the exercise of such Monthly Extension option, deposited $31,916 into the Company’s Trust Account (the “First Extension”). As of July 20, 2023 (and, for the avoidance of doubt, inclusive of the deposit of $31,916 into the Trust Account in connection with the exercise of the First Extension as described above), the Trust Account held approximately $6,746,874
.
On July 18, 2023, the Company and the Sponsor entered into a loan agreement whereby the Company issued a promissory note (the “Note”) to the Sponsor pursuant to which the Company may borrow up to $1,500,000 in cash from time to time to fund working capital requirements, including with respect to the funding of Monthly Extension Options. On July 18, 2023, August 7, 2023 and August 17, 2023, the Company drew down $35,000, $25,000 and $35,000, respectively, under the Note.
On August 14, 2023, the Company, notified Continental Stock Transfer & Trust Company, the trustee of the Company’s trust account (the “Trust Account”), that it was extending (an “Extension”) the time available to the Company to consummate its initial business combination, to
September 19, 2023, pursuant to and in accordance with the terms of the Company’s Fourth Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) and the Company’s Second Amended and Restated Investment Management Trust Agreement (the “Trust Agreement”). The Second Extension is the second of up to six (6) one-month Extensions permitted under the Company’s Certificate of Incorporation and Trust Agreement.
Pursuant to the terms of the Company’s Certificate of Incorporation and Trust Agreement, on August 18, 2023, with respect to the exercise of the Second Extension, the Company deposited $31,916 into the Company’s Trust Account in connection with the exercise of the Second Extension. Such deposit with respect to the Second Extension was made using funds held outside of
the Company’s Trust Account and available to the Company to fund working capital requirements. As of August 21, 2023 (and, for the avoidance of doubt, inclusive of the deposit of $31,916 into the Trust Account in connection with the exercise of the Second Extension as described above), the Trust Account held approximately $6,769,724.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through June 30, 2023 were organizational activities and those necessary to prepare and complete the Initial Public Offering, described below, and since the Initial Public Offering, the search for a prospective Business Combination. We do not expect to generate any operating revenues until after the completion of a Business Combination, at the earliest. We expect to generate non-operating income in the form of interest income from the proceeds of the Initial Public Offering placed in the Trust Account. We have incurred, and expect that we will continue to incur, increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended June 30, 2023, we had a net loss of $544,667, which primarily consists of operating expenses of $750,735, accrual of Delaware franchise taxes of $50,000, income tax expense of $16,850 offset by interest and dividend income of $130,251 and change in fair value of warrant liabilities of $142,667. Operating expenses includes legal and professional charges of $631,025 mainly pertaining to De-spac related activity.

For the six months ended June 30, 2023, we had a net loss of $1,491,508, which primarily consists of operating expenses of $1,676,699, accrual of Delaware franchise taxes of $100,000, income tax expense of $30,263 offset by interest and dividend income of $244,121 and change in fair value of warrant liabilities of $71,333. Operating expenses includes legal and professional charges of $1,425,590 mainly pertaining to De-spac related activity.

For the three months ended June 30, 2022, we had a net income of $398,270, which primarily consisted of interest and dividend income of $132,600 change in fair value of warrant liabilities of $570,667, offset by operating expenses of $252,997, accrual of Delaware franchise taxes of $50,000, and income tax expense of $2,000.

For the six months ended June 30, 2022, we had a net income of $953,787, which primarily consisted of interest income and dividend income of $147,606 change in fair value of warrant liabilities of $1,355,333 offset by operating expenses of $447,152 accrual of Delaware franchise taxes of $100,000, and income tax expense of $2,000.

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

For the six months ended June 30, 2023, there was $578,410 of cash used in operating activities, $33,972,918 cash provided by investing activities and $33,983,758 cash used in financing activities.

At June 30, 2023, we had cash and marketable securities held in the Trust Account of $10,959,523. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At June 30, 2023, we had cash of $8,056 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If our Sponsor makes any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $0.75 per warrant at the option of the Sponsor. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2023, the Company had no borrowings under the Working Capital Loans.

On January 18, 2023, the Company and the Sponsor entered into a loan agreement whereby the Company issued a promissory note (the “Promissory Note”) to the Sponsor pursuant to which the Company may borrow up to $1,500,000 in cash from time to time to fund working capital requirements, including with respect to the funding of Monthly Extension Options, and which may be treated, at the Sponsor’s election, as a Working Capital Loan. As of June 30, 2023 and December 31, 2022, there were $215,000 and no Working Capital Loans outstanding, respectively.

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

On July 12, 2023, at a special meeting of the Company’s shareholders, the Company’s shareholders approved (i) an amendment to the Company’s third amended and restated certificate of incorporation, which amended an option included in the Company’s then existing certificate of incorporation, and which provided the Company the ability to extend the deadline by which the Company must consummate a Business Combination by up to six months, or from January 19, 2023 to July 19, 2023, to instead provide for an extension to consummate a Business Combination by up to an additional six months, or from July 19, 2023 to January 19, 2024, and (ii) an amendment to the Company’s Amended and Restated Investment Management Trust Agreement to provide that the Company may extend the time period to complete a Business Combination up to and until January 19, 2024 on a monthly basis, at the Company’s option, by depositing into the Company’s Trust Account the lesser of (x) $100,000 and (y) $0.05 for each share of the Company’s Common Stock which remains outstanding as of the date of such monthly deposit. The Monthly Extension Option is exercisable by the Company in six single-month increments.

In connection with the shareholders’ vote at the July Special Meeting, the Company has been advised that holders of 381,144 shares of Common Stock of the Company exercised their right to redeem their shares for cash at an approximate price of $10.50 per share, for an aggregate payment of approximately $4,002,722.74, which has been withdrawn from the Company’s Trust Account to redeem such shares. Following the payment of the redemptions, the Trust Account held a balance of approximately $6,703,560.84.

Nasdaq Continued Listing Requirements

During the period ended June 30, 2023, we have received several letters from Nasdaq regarding our compliance with Nasdaq’s continued listing requirements. Please see the risk factor entitled “Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions” in our Annual Report on Form 10-K filed with the SEC on April 25, 2023 for further information.

On February 24, 2023, the Company received a letter from Nasdaq indicating that the Company was not in compliance with Listing Rule 5450(b)(2)(C) as a result of the Company’s failure to maintain a minimum market value of publicly held shares of $15,000,000 over the previous 30 consecutive trading days. On August 7, 2023, the Company received a written notification from Nasdaq indicating that the Company had regained compliance under Listing Rule 5450(b)(2)(C), and accordingly, that such matter was now closed.

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

On May 23, 2023, the Company received a letter from Nasdaq indicating that the Company was not in compliance with Listing Rule 5250(c)(1) as a result of the Company’s delay in filing its Quarterly Report on Form 10-Q for the quarter ended March 31, 2023. On May 26, 2023, the Company filed its Form 10-Q for the period ended March 31, 2023 with the SEC and, on June 1, 2023, received a written notification from Nasdaq indicating that the Company had regained compliance under Listing Rule 5250(c)(1), and accordingly, that such matter was now closed.

On June 22, 2023, the Company received a letter from Nasdaq indicating that the Company was not in compliance with Listing Rule 5450(b)(2)(B) as a result of the Company’s failure to maintain 1,100,000 publicly held shares. On July 21, 2023, the Company filed a Form 8-K with the SEC disclosing, among other things, certain details regarding beneficial ownership and outstanding common stock. On August 7, 2023, the Company received a written notification from Nasdaq indicating that the Company had regained compliance under Listing Rule 5450(b)(2)(B), and accordingly, that such matter was now closed.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2023. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

Critical accounting estimates are estimates where (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company believes these to be estimates used as inputs in the valuation of the derivative warrant liability. These estimates are the probability of a successful Business Combination by January 19, 2024, and the implied volatility of the Public Warrants and Private Placement Warrants.

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

Net income (loss) per Common Stock

Net income per share is computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the period. At June 30, 2023, the Company did not have any dilutive securities and/or other contracts that could, potentially, be exercised or converted into shares of Common Stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon that evaluation, our officers concluded that, as of June 30, 2023, our disclosure controls and procedures were not effective due to a material weakness in internal controls over financial reporting related to accounting and valuation for complex financial instruments.

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

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on April 25, 2023 and our other filings with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 or our other filings with the SEC.

The excise tax included in the Inflation Reduction Act of 2022 may decrease the value of our securities, hinder our ability to consummate an initial Business Combination, and decrease the amount of funds available for distribution to our stockholders in the event of a liquidation or in connection with redemptions of our common stock after December 31, 2022.

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

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any private investment in public equity (PIPE) or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

In connection with the vote to approve the Charter Amendment Proposal, the Company held a special meeting of shareholders on December 22, 2022, at which holders of 8,980,535 shares of Common Stock of the Company exercised their right to redeem their shares for cash at an approximate redemption price of $10.24 per share, resulting in an aggregate payment due to such redeeming holders of approximately $92,009,330. On December 22, 2022, we issued a withdrawal instruction to the trustee of our Trust Account to redeem such aggregate amount in full in connection with the payment to such redeeming holders. However, we were informed by the trustee of our Trust Account that as of December 31, 2022, only $57,810,572 had been withdrawn in connection with such payments, and that the balance of $34,198,758 had been withdrawn and paid to the balance of the redeeming shareholders in January 2023. As a result, and in connection with a potential excise tax on share repurchases imposed by the IR Act, we have recorded a liability entitled “Common stock redemption payable” on our condensed balance sheets as of December 31, 2022 (and a zero balance for such liability as of June 30, 2023 as a result of the completion of the redemption repayments in January 2023), and a current liability entitled “Excise tax liability accrued for common stock with redemptions” of $341,988 on our condensed statements of cash flows for the six months ended June 30, 2023. In addition, our current liability may increase with further redemptions. For example, in connection with the shareholders’ vote at the July Special Meeting, the Company has been advised that holders of 381,144 shares of Common Stock of the Company exercised their right to redeem their shares for cash at an approximate price of $10.50 per share, for an aggregate payment of approximately $4,002,722.74, which has been withdrawn from the Company’s Trust Account to redeem such shares. The referenced current liability does not impact the condensed statements of operations during the referenced period and is offset against additional paid-in capital or accumulated deficit if additional paid-in capital is not available. Additionally, this excise tax liability may be offset by future share issuances within the same fiscal year as the liability was recorded, which will be evaluated and adjusted in the period in which the issuances, if any, occur. Should the Company liquidate prior to December 31, 2023, the excise tax liability will also not be due. As the Company has previously disclosed, the Company will not use funds in trust in connection with the payment of any excise tax liabilities imposed by the IR Act.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All recent unregistered sales of securities have been previously reported.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2023, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

3.1	Fourth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the Securities and Exchange Commission on July 14, 2023).

10.1	Second Amended and Restated Investment Management Trust Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on July 14, 2023).

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

ACHARI VENTURES HOLDINGS CORP. I

Date: August 29, 2023	By:	/s/ Vikas Desai
	Name: Title:	Vikas Desai Chief Executive Officer and Director (Principal Executive Officer)

Date: August 29, 2023	By:	/s/ Mitchell Hara
	Name: Title:	Mitchell Hara Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)