Form 10-Q
period 2023-09-30
Achari Ventures Holdings Corp. I
filed 2023-11-09
CIK 1844507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File
No. 001-40906

ACHARI VENTURES HOLDINGS CORP. I
(Exact name of registrant as specified in its charter)

Delaware	86-1671207
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
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
November 8,
2023, there were 3,138,321 shares of common stock, par value $0.0001 per share issued and outstanding (“Common Stock”).

ACHARI VENTURES HOLDINGS CORP. I

Quarterly Report on Form 10-Q TABLE OF

Item 1. Financial Statements
ACHARI VENTURES HOLDINGS CORP I
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$18,810	$597,306
Prepaid expenses	9,385	180,197

Total current assets	28,195	777,503
Cash and marketable securities held in Trust Account	6,860,609	44,688,320

TOTAL ASSETS	$6,888,804	$45,465,823

LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,499,079	$665,059
Income taxes payable	9,383	216,203
Franchise tax payable	30,000	291,137
Excise tax liability	382,015	—
Note Payable-related party	152,000	—
Convertible Note Payable- related party	215,000	—
Common stock redemption payable	—	34,198,758

Total current liabilities	3,287,477	35,371,157
Derivative warrant liabilities	428,000	356,666
Deferred underwriting fee payable	3,500,000	3,500,000

Total liabilities	7,215,477	39,227,823

COMMITMENTS AND CONTINGENCIES (NOTE 6)
REDEEMABLE COMMON STOCK
Common stock subject to possible redemption: 638,321 and 1,019,465 shares at redemption value of $10.75 and $10.29 per share at September 30, 2023 and December 31, 2022, respectively	6,860,609	10,489,562

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock; $0.0001 par value; 100,000,000 shares authorized; 2,500,000 shares issued and outstanding (excluding 638,321 and 1,019,465 shares subject to possible redemption)	250	250
Accumulated deficit	(7,187,532)	(4,251,812)

Total stockholders’ deficit	(7,187,282)	(4,251,562)

LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ DEFICIT	$6,888,804	$45,465,823

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACHARI VENTURES HOLDINGS CORP I
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
OPERATING EXPENSES
General and administrative	$581,054	$249,307	$2,257,753	$696,460
Franchise tax	50,000	50,000	150,000	150,000

Total operating expenses	631,054	299,307	2,407,753	846,460

OTHER INCOME (EXPENSE)
Interest income on investments held in Trust Account	94,677	193,267	338,798	340,873
Unrealized gain (loss) on marketable securities held in Trust Account	—	272,353	—	272,353
Change in fair value of warrants	(142,667)	642,000	(71,334)	1,997,334

Total other income (expense)	(47,990)	1,107,620	267,464	2,610,560

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(679,044)	808,313	(2,140,289)	1,764,100
Income tax (expense) benefit	(9,383)	(71,676)	(39,646)	(73,676)

NET INCOME(LOSS)	$(688,427)	$736,637	$(2,179,935)	$1,690,424

Weighted average shares outstanding of common stock	1,074,356	12,500,000	3,407,774	12,500,000

Basic and diluted net income(loss) per share, common stock	$(0.64)	$0.06	$(0.64)	$0.14

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACHARI VENTURES HOLDINGS CORP I
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023
(UNAUDITED)

	Common stock
	(excluding
	638,321 shares
	subject to possible		Additional		Total
	redemption)		paid-in	Accumulated	Stockholders’
	Shares	Amount	capital	deficit	deficit
Balance, December 31, 2022	2,500,000	$250	$—	$(4,251,812)	$(4,251,562)
Remeasurement of redeemable shares to redemption value			—	(266,790)	(266,790)
Excise duty in connection with redemption of redeemable shares			—	(341,988)	(341,988)
Net Loss			—	(946,841)	(946,841)

Balance, March 31, 2023	2,500,000	250	—	(5,807,431)	(5,807,181)
Remeasurement of redeemable shares to redemption value			—	(203,171)	(203,171)
Net loss			—	(544,667)	(544,667)

Balance, June 30, 2023	2,500,000	250	—	(6,555,269)	(6,555,019)
Remeasurement of redeemable shares to redemption value			—	96,191	96,191
Excise duty in connection with redemption of redeemable shares			—	(40,027)	(40,027)
Net loss			—	(688,427)	(688,427)

Balance, September 30, 2023	2,500,000	$250	$—	$(7,187,532)	$(7,187,282)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Common stock (excluding
	10,000,000 shares
	subject to possible		Additional		Total
	redemption)		paid-in	Accumulated	Stockholders’
	Shares	Amount	capital	Deficit	deficit
Balance, December 31, 2021	2,500,000	$250	$—	$(4,876,287)	$(4,876,037)
Net income			—	555,517	555,517

Balance, March 31, 2022	2,500,000	250	—	(4,320,770)	(4,320,520)
Net income			—	398,270	398,270

Balance, June 30, 2022	2,500,000	250	—	$(3,922,500)	$(3,922,250)
Net income				736,637	736,637

Balance, September 30, 2022	2,500,000	$250	$—	$(3,185,863)	$(3,185,613)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACHARI VENTURES HOLDINGS CORP I
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine	For the nine
	months ended	months ended
	September 30,	September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(2,179,935)	$1,690,424
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest and dividend income on investments held in Trust Account	(338,798)	(613,226)
Change in fair value of warrants	71,334	(1,997,334)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	170,812	155,937
Accounts payable and accrued expenses	1,834,020	216,291
Income taxes payabl e	(206,820)	73,676
Franchise tax payable	(261,137)	32,117
Due to affiliate	—	(5,000)

Net cash flows used in operating activities	(910,524)	(447,115)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash deposited in Trust Account	(401,588)
Cash withdrawn from Trust Account for Common Stock redemptions	38,201,481	107,883
Cash withdrawn from Trust Account for taxes	366,616	—

Net cash flows provided by investing activities	38,166,509	107,883

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of Common stock	(38,201,481)	—
Convertible Note payable	215,000	—
Notes payable – related party	152,000	—

N et cash flows used in financing activities	(37,834,481)	—

NET CHANGE IN CASH	(578,496)	(339,232)

CASH, BEGINNING OF PERIOD	597,306	771,386

CASH, END OF PERIOD	$18,810	$432,154

Supplemental disclosure of noncash activities:
Remeasurement of redeemable shares to redemption value	$373,770	$—
Excise tax liability	$382,015	$—
The accompanying notes are an integral part of these unaudited condensed financial statements.

ACHARI VENTURES HOLDINGS CORP. I NOTES TO
CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023 (Unaudited)
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
As of September 30, 2023, the Company had not commenced any operations. All activity through September 30, 2023 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The registration statement for the Company’s Initial Public Offering was declared effective on October 14, 2021. On October 19, 2021, the Company consummated the Initial Public Offering of 10,000,000 units (“Units”), each of which consisted of one warrant and one share of Common Stock (the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $100,000,000, which is discussed in Note 3. The Company has selected December 31 as its fiscal year end.
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
All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s Fourth Amended and Restated Certificate of Incorporation (as defined below). In accordance with ASC
480-10-S99,
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
The Initial Stockholders agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period in connection with the consummation of the Initial Public Offering. However, if the Initial Stockholders decide to acquire Public Shares in addition to their Founder Shares, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to its deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including the Trust Account assets) will be only $10.15 per shares held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements waiving any right
, title, interest or claim of any kind in or to monies held in the Trust Account.

On December 22, 2022, the Company reconvened a special meeting of the Company’s shareholders (the “Special Meeting”), which had initially been adjourned on December 19, 2022. At the reconvened Special Meeting, the Company’s shareholders approved (i) an amendment (the “Charter Amendment Proposal”) to the Company’s then-existing amended and restated certificate of incorporation, which amended an option included in the Company’s then-existing amended certificate of incorporation, and which had provided the Company the ability to extend the deadline by which the Company must consummate a Business Combination by up to three months, or from January 19, 2023 to April 19, 2023, to instead provide for an extension to consummate a Business Combination by up to six months, or from January 19, 2023 to July 19, 2023 (the “Original Amended Extended Date”) and (ii) an amendment (the “Trust Amendment Proposal”) to the Company’s Investment Management Trust Agreement to provide that the Company may extend the time period to complete a Business Combination up to and until the Original Amended Extended Date on a monthly basis, by, at the Company’s option, depositing into the Company’s Trust Account the lesser of (x) $100,000 and (y) $0.05 for each share of the Company’s Common Stock which remains outstanding as of the date of such monthly deposit (the “Original Monthly Extension Option”). The Original Monthly Extension Option was exercisable by the Company in six single-month increments. As of June 15, 2023, the Company had exercised each of the six Original Monthly Extension Options available to it.
On July 12, 2023, the Company’s shareholders approved at a special meeting of the Company’s shareholders (the “July Special Meeting”) (i) an amendment to the Company’s then-existing amended and restated certificate of incorporation, which amended an option included in the Company’s then-existing amended and restated certificate of incorporation that provided the Company the ability to extend the deadline by which the Company must consummate a business combination by up to six months, or from January 19, 2023 to July 19, 2023, to instead provide for an extension to consummate a business combination by up to an additional six months, or from July 19, 2023 to January 19, 2024 (the “Amended Extended Date”), and (ii) an amendment to the Company’s Amended and Restated Investment Management Trust Agreement to provide that the Company may extend the time period to complete a business combination up to and until the Amended Extended Date on a monthly basis, at the Company’s option, by depositing into the Company’s Trust Account the lesser of (x) $100,000 and (y) $0.05 for each share of the Company’s Common Stock which remains outstanding as of the date of such monthly deposit (the “Monthly Extension Option”). The Monthly Extension Option is exercisable by the Company in six single-month increments.
On July 17, 2023, our Sponsor transferred 927,600 shares of Common Stock to certain members of the Sponsor. As a result of such transfer, as of July 17, 2023, 1,572,400 shares of Common Stock were held directly by the Sponsor and 927,600 shares of Common Stock were held directly by members of the Sponsor.
On October 16, 2023, the Company notified the trustee of the Company’s Trust Account that it was exercising a Monthly Extension Option, extending the time available to the Company to consummate a Business Combination, from October 19, 2023 to November 19, 2023 (the “Fourth Extension”), pursuant to and in accordance with the terms of the Company’s Fourth Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation” or the “Fourth Amended and Restated Certificate of Incorporation”) and the Company’s Second Amended and Restated Investment Management Trust Agreement (the “Trust Agreement”). The Fourth Extension is the fourth of up to six (6) one-month Extensions
permitted under the Company’s Fourth Amended and Restated Certificate of Incorporation and Trust Agreement.
Pursuant to the terms of the Company’s Certificate of Incorporation and Trust Agreement, on October 19, 2023, with respect to the exercise of the Fourth Extension, the Company deposited $31,916 into the Company’s Trust Account in connection with the exercise of the Fourth Extension. Such deposit with respect to the Fourth Extension was made using funds held outside of the Company’s Trust Account and available to the Company to fund working capital requirements. As of October 20, 2023 (and, for the avoidance of doubt, inclusive of the deposit of $31,916 into the Trust Account in connection with the exercise of the Fourth Extension as described above), the Trust Account held approximately $6,892,525.
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
The IRS issued Notice
2023-3
(Initial Guidance Regarding the Application of the Excise Tax on Repurchases of Corporate Stock). The notice defines stock redemptions per Internal Revenue Code section 317(b) and also defines transactions considered to be economically similar to a repurchase including certain acquisitive reorganizations, split-offs
and certain overlap complete liquidations. Further, the notice defines transaction that are not economically similar transactions including complete liquidations and certain divisive transactions Liquidity and Capital Resources.
As of September 30, 2023, the Company had cash of $18,810 in its operating bank account and cash and marketable securities of $6,860,609 held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Common Stock in connection therewith. During the nine-month period ended September 30, 2023, $338,798 of the amount on deposit in the Trust Account represented interest income from investments, which is available to pay the Company’s tax obligations.
The Company originally had until January 19, 2023 to consummate its Business Combination, with an option to extend such deadline to April 19, 2023 by depositing certain funds into the Trust Account. On December 22, 2022, in a Special Meeting of the Company’s shareholders, the Company adopted the Third Amended and Restated Certificate of Incorporation and Amended and Restated Investment Management Trust Agreement to provide for the Original Monthly Extension Options, which provide the deadline to consummate a Business Combination will be extended until, as further described in Note 1 of the financial statements, July 19, 2023 (which is 21 months from the October 19, 2021 closing of our Initial Public Offering). On July 12, 2023, in a special meeting of the Company’s shareholders, the Company adopted the Fourth Amended and Restated Certificate of Incorporation and Second Amended and Investment Management Trust Agreement to provide for the Monthly Extension Options, which provide the deadline to consummate a Business Combination will be extended until, as further described in Note 10 of the financial statements, January 19, 2024 (which is 27 months from the October 19, 2021 closing of our Initial Public Offering). Until the consummation of a Business Combination, the Company is and will continue to use the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. The Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing.
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
for the fiscal year ended December 31, 2022, as filed with the SEC on April 24, 2023. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the period ending December 31, 2023 or for any future periods.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2023 and December 31, 2022.
Investments Held in the Trust Account
At September 30, 2023, substantially all of the assets held in the Trust Account were held in a mutual fund that invests in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in income on investments held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At September 30, 2023 and December 31, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.
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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2023 and December 31, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the nine months ended September 30, 2023 and year ended December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. As of September 30, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it.
The Company’s effective tax rate expense (benefit)

was
(1.38
)% and
(1.85
)% for the three and nine months ended
September 30, 2023
. The tax rate differs from the statutory rate of
21
% for the three and nine months ended
September 30, 2023
due to change in valuation allowance on deferred tax assets and change in fair value of warrant liability.
Common Stock Subject to Possible Redemption
The Company accounts for its Common Stock subject to possible redemption in accordance with the guidance in ASC 480 “Distinguishing Liabilities from Equity” (“ASC 480”). Shares of Common Stock subject to mandatory redemption (if any) are classified as a liability instrument and is measured at fair value. Conditionally redeemable Common Stock (including Common Stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times Common Stock is classified as stockholders’ equity. The Company’s Common Stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2023 and December 31, 2022, 638,321 and 1,019,465 shares of Common Stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Common Stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Common Stock are affected by charges against additional paid in capital and accumulated deficit.
At September 30, 2023 and December 31, 2022, the Common Stock subject to possible redemption reflected in the balance sheet is reconciled in the following table:

Gross proceeds	$100,000,000
Less:
Proceeds allocated to Public Warrants	(11,900,000)
Common Stock issuance costs	(5,322,219)
Plus: Remeasurement of carrying value to redemption value	18,722,219

Common Stock subject to possible redemption as of December 31, 2021	$101,500,000
Less:
Redemption of Common Stock	(57,810,572)
Common Stock redemption payable	(34,198,758)
Plus: Remeasurement of carrying value to redemption value	998,892

Common Stock subject to possible redemption as of December 31, 2022	$10,489,562
Redemption of Common Stock	(4,002,723)
Plus: Remeasurement of carrying value to redemption value	373,770

Common Stock subject to possible redemption as of September 30, 2023	$6,860,609

Net income (loss) per Common Stock
The Company has one class of shares. Public Warrants (as defined below) (see Note 7) and Private Placement Warrants (see Note 4) to purchase 12,850,000 shares of Common Stock at $11.50 per share were issued on October 19, 2021. At September 30, 2023, no Public Warrants or Private Placement Warrants have been exercised. The 12,850,000 potential shares of Common Stock for outstanding Public Warrants and Private Placement Warrants to purchase the Common Stock were excluded from diluted earnings per share for the periods ended September 30, 2023 and December 31, 2022, because they are contingently exercisable and the contingencies have not yet been met. As a result, diluted net income (loss) per share of Common Stock is the same as basic net income per shares of Common Stock for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of stock.

	For the three months ended September 30
	2023	2022
Basic and diluted net income (loss) per share:	Common Stock
Numerator:
Allocation of net income (loss), including remeasurement of temporary equity	$(688,427)	$736,637
Denominator:
Weighted average shares outstanding	1,074,356	12,500,000
Basic and dilution net income (loss) per share	$(0.64)	$0.06

	For the nine months ended September 30,
	2023	2022
	Common Stock
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss), including remeasurement of temporary equity	$(2,179,935)	$1,690,424
Denominator:
Weighted average shares outstanding	3,407,774	12,500,000
Basic and dilution net income (loss) per share	$(0.64)	$0.14
Accounting for Warrants
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the instruments are free-standing financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own common shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, was conducted at the time of warrant issuance and as of each subsequent period end date while the instruments are outstanding. Management has concluded that the Public Warrants qualify for equity accounting treatment and the Private Placement Warrants issued pursuant to the warrant agreement qualify for liability accounting treatment.
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
On July 18, 2023, the Company and the Sponsor entered into a non-interest bearing loan agreement whereby the Company issued a promissory note (the “Note”) to the Sponsor pursuant to which the Company may borrow up to $1,500,000 in
cash from time to time to fund working capital requirements, including with respect to the funding of Monthly Extension Options. The current principal amount
of the Note is payable on the earlier of (a) the consummation of
a
Business Combination and (b) the date of the liquidation of the Company. If a Business Combination is not consummated, this Note will be repaid solely to the extent that the Company has funds available to it outside of the Trust Account and all other amounts will be forfeited, eliminated or otherwise forgiven. As of September 30, 2023 and December 31, 2022, the amount outstanding under the Note was $152,000 and $0
respectively, as reflected on the Company’s balance sheet included herein under the caption ‘Note Payable-related party’.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. On January 18, 2023, the Company and the Sponsor entered into a loan agreement whereby the Company issued a promissory note (the “Promissory Note”) to the Sponsor pursuant to which the Company may borrow up to $1,500,000 in cash from time to time to fund working capital requirements, including with respect to the funding of Monthly Extension Options, and which may be treated, at the Sponsor’s election, as a Working Capital Loan. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $0.75 per warrant. The option (“Working Capital Loan Option”) to convert the working capital loans into warrants qualifies as an embedded derivative under ASC 815 and is required to be recognized at fair value with subsequent changes in fair value recognized in Company’s statements of operations each reporting period until the loan is repaid or converted. As of September 30, 2023 and December 31, 2022, the fair value of the Working Capital Loan Option was $0 and the Working Capital Loan is held at cost of $215,000 and $0 respectively
, as reflected on the Company’s balance sheet included herein under the caption ‘Convertible Note Payable- related party’.

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
Excise tax payable:
The
Company held a Special Meeting of shareholders on December 22, 2022, at which holders of 8,980,535 shares of Common Stock of the Company exercised their right to redeem their shares for cash at an approximate redemption price of $10.24 per share, resulting in an aggregate payment due to such redeeming holders of approximately $92,009,330
 (the “December 2022 Redemptions”).
On December 22, 2022,
the Company

issued a withdrawal instruction to the trustee of our Trust Account to redeem such aggregate amount in full in connection with the payment to such redeeming holders. However, the Company was
informed by the trustee of our Trust Account that as of December 31, 2022, only $57,810,572 had been withdrawn in connection with such payments, and that the balance of $34,198,758 had been withdrawn and paid to the balance of the redeeming shareholders in January 2023.
Additionally, at the Special Meeting of shareholders held on July 12, 2023, the Company has been advised that holders of 381,144 shares of Common Stock of the Company exercised their right to redeem their shares for cash at an approximate price of $10.50 per share, for an aggregate payment of approximately $4,002,722. The Company has recorded excise tax liability of $40,027 in connection with such
redemption. As a result, and in connection with a potential excise tax on share repurchases imposed by the IR Act, we have recorded a liability entitled “Common stock redemption payable” on our condensed balance sheets as of December 31, 2022 (and a zero balance for such liability as of September 30, 2023 as a result of the completion of the redemption repayments in January 2023), and a current liability entitled “Excise tax liability accrued for common stock with redemptions” of $382,015 (including $341,988 pertaining to December 2022
Redemptions
) on our condensed statements of cash flows for the nine months ended September 30, 2023. The referenced current liability does not impact the condensed statements of operations during the referenced period and is offset against additional paid-in
capital or accumulated deficit if additional
paid-in
capital is not available. Additionally, this excise tax liability may be offset by future share issuances within the same fiscal year as the liability was recorded, which will be evaluated and adjusted in the period in which the issuances, if any, occur. Should the Company liquidate prior to December 31, 2023, the excise tax liability will also not be due. As the Company has previously disclosed, the Company will not use funds in trust in connection with the payment of any excise tax liabilities imposed by the IR Act.
Note 7 - Stockholders’ Deficit
Common Stock - The Company is authorized to issue 100,000,000 shares of Common Stock with a par value of $0.0001 per share. As of September 30, 2023 and December 31, 2022, there were 2,500,000 (excluding 638,321 and 1,019,465 shares of Common Stock subject to possible redemption) shares of Common Stock issued and outstanding.
Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.
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
As of September 30, 2023 and December 31, 2022, there were 10,000,000 of Public Warrants outstanding.
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
As of September 30, 2023 and December 31, 2022, there were 7,133,333 of Private Placement Warrants outstanding.

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
At September 30, 2023 and December 31, 2022, the assets held in the Trust Account were held in a mutual fund invested in U.S. Treasury Securities. All of the Company’s investments held in the Trust Account are classified as trading securities.
The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

September 30, 2023	Level	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Marketable Securities	1	$6,860,609	—	—
Warrant Liability-Private Placement Warrants	3	—	—	$428,000

December 31, 2022	Level	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Marketable Securities	1	$44,688,320	—	—
Warrant Liability-Private Placement Warrants	3	—	—	$356,666
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
The following table provides quantitative information regarding Level 3 fair value measurements at September 30, 2023 and December 31, 2022.

	September 30, 2023	December 31, 2022
Stock Price	$10.73	$10.22
Exercise Price	$11.50	$11.50
Term (years)	1.32	2.91
Volatility	1.2%	0.20%
Risk Free Rate	5.32%	4.24%
Dividend Yield	0.00%	0.00%
The following table presents the changes in the fair value of Level 3 warrant liabilities:

Private Placement Warrants
Fair value as of December 31, 2022	$356,666
Change in fair value	71,334

Fair value as of March 31, 2023	428,000

Change in fair value	(142,667)

Fair value as of June 30, 2023	$285,533

Change in fair value	142,667

Fair value as of September 30, 2023	$428,000
Note 10 - Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were available to be issued and has determined that there have been no events that have occurred that would require adjustments to the disclosures of the financial statements.

On October 16, 2023, the Company notified the trustee of the Company’s Trust Account that it was exercising a Monthly Extension Option, extending the time available to the Company to consummate a Business Combination, from October 19, 2023 to November 19, 2023, pursuant to and in accordance with the terms of the Company’s Fourth Amended and Restated Certificate of Incorporation and the Company’s Trust Agreement. The Fourth Extension is the fourth of up to six (6) one-month Extensions permitted under the Company’s Fourth Amended and Restated Certificate of Incorporation and Trust Agreement.
Pursuant to the terms of the Company’s Certificate of Incorporation and Trust Agreement, on October 19, 2023, with respect to the exercise of the Fourth Extension, the Company deposited $31,916 into the Company’s Trust Account in connection with the exercise of the Fourth Extension. Such deposit with respect to the Fourth Extension was made using funds held outside of the Company’s Trust Account and available to the Company to fund working capital requirements. As of October 20, 2023 (and, for the avoidance of doubt, inclusive of the deposit of $31,916 into the Trust Account in connection with the exercise of the Fourth Extension as described above), the Trust Account held approximately $6,892,525.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward- looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2022. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through September 30, 2023 were organizational activities and those necessary to prepare and complete the Initial Public Offering, described below, and since the Initial Public Offering, the search for a prospective Business Combination. We do not expect to generate any operating revenues until after the completion of a Business Combination, at the earliest. We expect to generate non-operating income in the form of interest income from the proceeds of the Initial Public Offering placed in the Trust Account. We have incurred, and expect that we will continue to incur, increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended September 30, 2023, we had a net loss of $688,427, which primarily consists of operating expenses of $581,054, accrual of Delaware franchise taxes of $50,000, change in fair value of warrant liabilities of $142,667, income tax expense of $9,383 and offset by interest and dividend income of $94,677. Operating expenses includes legal and professional charges of $433,716 mainly pertaining to De-spac related activity.

For the nine months ended September 30, 2023, we had a net loss of $2,179,935, which primarily consists of operating expenses of $2,257,753, accrual of Delaware franchise taxes of $150,000, change in fair value of warrant liabilities of $71,334, income tax expense of $39,646 and offset by interest and dividend income of $338,798. Operating expenses includes legal and professional charges of $1,836,206 mainly pertaining to De-spac related activity.

For the three months ended September 30, 2022, we had a net income of $736,637, which primarily consists of change in fair value of warrant liabilities of $642,000, dividend income of $193,267, unrealized gain on marketable securities of $272,353 offset by operating expenses of $249,307, accrual of Delaware franchise taxes of $50,000, and income tax expense of $71,676.

For the nine months ended September 30, 2022, we had a net income of $1,690,424, which primarily consists of change in fair value of warrant liabilities of $1,997,334, interest and dividend income of $340,873, unrealized gain on marketable securities held in Trust Account of $272,353 offset by operating expenses of $696,460, accrual of Delaware franchise taxes of $150,000 and income tax expense of $73,676.

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

For the nine months ended September 30, 2023, there was $910,524 of cash used in operating activities, $38,166,509 cash provided by investing activities and $37,834,481 cash used in financing activities.

At September 30, 2023, we had cash and marketable securities held in the Trust Account of $6,860,609. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At September 30, 2023, we had cash of $18,810 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If our Sponsor makes any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $0.75 per warrant at the option of the Sponsor. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2023, the Company had no borrowings under the Working Capital Loans.

On July 18, 2023, the Company and the Sponsor entered into a non-interest bearing loan agreement whereby the Company issued a promissory note (the “Note”) to the Sponsor pursuant to which the Company may borrow up to $1,500,000 in cash from time to time to fund working capital requirements, including with respect to the funding of Monthly Extension Options. The current principal amount of the Note is payable on the earlier of (a) the consummation of a Business Combination and (b) the date of the liquidation of the Company. If a Business Combination is not consummated, this Note will be repaid solely to the extent that the Company has funds available to it outside of the Trust Account and all other amounts will be forfeited, eliminated or otherwise forgiven. As of September 30, 2023 and December 31, 2022, the amount outstanding under the Note was $152,000 and $0 respectively, as reflected on the Company’s balance sheet included herein under the caption ‘Note Payable-related party’.

On January 18, 2023, the Company and the Sponsor entered into a loan agreement whereby the Company issued a promissory note (the “Promissory Note”) to the Sponsor pursuant to which the Company may borrow up to $1,500,000 in cash from time to time to fund working capital requirements, including with respect to the funding of Monthly Extension Options, and which may be treated, at the Sponsor’s election, as a Working Capital Loan. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $0.75 per warrant. The option (“Working Capital Loan Option”) to convert the Working Capital Loans into warrants qualifies as an embedded derivative under ASC 815 and is required to be recognized at fair value with subsequent changes in fair value recognized in Company’s statements of operations each reporting period until the loan is repaid or converted. As of September 30, 2023 and December 31, 2022, the fair value of the Working Capital Loan Option was $0 and the Working Capital Loan is held at cost of $215,000 and $0 respectively, as reflected on the Company’s balance sheet included herein under the caption ‘Convertible Note Payable-related party’.

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

On July 12, 2023, at a special meeting of the Company’s shareholders, the Company’s shareholders approved (i) an amendment to the Company’s fourth amended and restated certificate of incorporation, which amended an option included in the Company’s then-existing amended and restated certificate of incorporation, and which provided the Company the ability to extend the deadline by which the Company must consummate a Business Combination by up to six months, or from January 19, 2023 to July 19, 2023, to instead provide for an extension to consummate a Business Combination by up to an additional six months, or from July 19, 2023 to January 19, 2024, and (ii) an amendment to the Company’s Amended and Restated Investment Management Trust Agreement to provide that the Company may extend the time period to complete a Business Combination up to and until January 19, 2024 on a monthly basis, at the Company’s option, by depositing into the Company’s Trust Account the lesser of (x) $100,000 and (y) $0.05 for each share of the Company’s Common Stock which remains outstanding as of the date of such monthly deposit. The Monthly Extension Option is exercisable by the Company in six single-month increments.

On July 17, 2023, our Sponsor transferred 927,600 shares of Common Stock to certain members of the Sponsor. As a result of such transfer, as of July 17, 2023, 1,572,400 shares of Common Stock were held directly by the Sponsor and 927,600 shares of Common Stock were held directly by members of the Sponsor.

On October 16, 2023, the Company notified the trustee of the Company’s Trust Account that it was exercising a Monthly Extension Option, extending the time available to the Company to consummate a Business Combination, from October 19, 2023 to November 19, 2023 (the “Fourth Extension”), pursuant to and in accordance with the terms of the Company’s Fourth Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation” or the “Fourth Amended and Restated Certificate of Incorporation”) and the Company’s Second Amended and Restated Investment Management Trust Agreement (the “Trust Agreement”). The Fourth Extension is the fourth of up to six (6) one-month Extensions permitted under the Company’s Fourth Amended and Restated Certificate of Incorporation and Trust Agreement.

Pursuant to the terms of the Company’s Certificate of Incorporation and Trust Agreement, on October 19, 2023, with respect to the exercise of the Fourth Extension, the Company deposited $31,916 into the Company’s Trust Account in connection with the exercise of the Fourth Extension. Such deposit with respect to the Fourth Extension was made using funds held outside of the Company’s Trust Account and available to the Company to fund working capital requirements. As of October 20, 2023 (and, for the avoidance of doubt, inclusive of the deposit of $31,916 into the Trust Account in connection with the exercise of the Fourth Extension as described above), the Trust Account held approximately $6,892,525.

Nasdaq Continued Listing Requirements

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

On October 3, 2023, the Company had not regained compliance with the Market Value of Listed Securities (“MVLS”) requirement because the Company’s MVLS was below the $50,000,000 minimum MVLS requirement for the proceeding 30 consecutive trading days for continued listing on The Nasdaq Global Market and under Nasdaq Listing Rule 5450(b)(2)(A) (the “MLVS Rule”) and received a delist determination. On October 9, 2023, the Company received an additional letter from the Staff stating that on September 3, 2023, the Company reported less than the 400 total shareholders required under Nasdaq Listing Rule 5450(a)(2), and this matter served as an additional basis for delisting the Securities.

The Company has requested a hearing, which is scheduled for December 7, 2023, to present to their plan of compliance. The hearing request will stay the suspension of trading of the Company’s Securities, and the Company’s Securities will continue to trade on The Nasdaq Global Market until the hearing process concludes and the Nasdaq hearings panel (the “Panel”) issues a written decision at some point after the hearing. There can be no assurance that the Panel will grant the Company’s request for an extension to demonstrate compliance with all applicable listing standards.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2023. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net income (loss) per Common Stock

Net income per share is computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the period. At September 30, 2023, the Company did not have any dilutive securities and/or other contracts that could, potentially, be exercised or converted into shares of Common Stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Accounting for Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the instruments are free-standing financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own common shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, was conducted at the time of warrant issuance and as of each subsequent period end date while the instruments are outstanding. Management has concluded that the Public Warrants qualify for equity accounting treatment and the Private Placement Warrants issued pursuant to the warrant agreement qualify for liability accounting treatment.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon that evaluation, our officers concluded that, as of September 30, 2023, our disclosure controls and procedures were not effective due to a material weakness in internal controls over financial reporting related to accounting and valuation for complex financial instruments.

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

The excise tax included in the Inflation Reduction Act of 2022 (the “IR Act”) may decrease the value of our securities, hinder our ability to consummate a Business Combination, and decrease the amount of funds available for distribution to our stockholders in the event of a liquidation or in connection with redemptions of our common stock after December 31, 2022.

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

The Company held a Special Meeting of shareholders on December 22, 2022, at which holders of 8,980,535 shares of Common Stock of the Company exercised their right to redeem their shares for cash at an approximate redemption price of $10.24 per share, resulting in an aggregate payment due to such redeeming holders of approximately $92,009,330 (the “December 2022 Redemptions”). On December 22, 2022, the Company issued a withdrawal instruction to the trustee of our Trust Account to redeem such aggregate amount in full in connection with the payment to such redeeming holders. However, the Company was informed by the trustee of our Trust Account that as of December 31, 2022, only $57,810,572 had been withdrawn in connection with such payments, and that the balance of $34,198,758 had been withdrawn and paid to the balance of the redeeming shareholders in January 2023.

Additionally, at the Special Meeting of shareholders held on July 12, 2023, holders of 381,144 shares of Common Stock of the Company exercised their right to redeem their shares for cash at an approximate price of $10.50 per share, for an aggregate payment of approximately $4,002,722. The Company has recorded excise tax liability of $40,027 in connection with such redemption. As a result, and in connection with a potential excise tax on share repurchases imposed by the IR Act, we have recorded a liability entitled “Common stock redemption payable” on our condensed balance sheets as of December 31, 2022 (and a zero balance for such liability as of September 30, 2023 as a result of the completion of the redemption repayments in January 2023), and a current liability entitled “Excise tax liability accrued for common stock with redemptions” of $382,015 (including $341,988 pertaining to December 2022 Redemptions) on our condensed statements of cash flows for the nine months ended September 30, 2023. The referenced current liability does not impact the condensed statements of operations during the referenced period and is offset against additional paid-in capital or accumulated deficit if additional paid-in capital is not available. Additionally, this excise tax liability may be offset by future share issuances within the same fiscal year as the liability was recorded, which will be evaluated and adjusted in the period in which the issuances, if any, occur. Should the Company liquidate prior to December 31, 2023, the excise tax liability will also not be due. As the Company has previously disclosed, the Company will not use funds in trust in connection with the payment of any excise tax liabilities imposed by the IR Act.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All recent unregistered sales of securities have been previously reported.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2023, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

3.1	Fourth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the Securities and Exchange Commission on July 14, 2023).

10.1	Second Amended and Restated Investment Management Trust Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on July 14, 2023).

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

ACHARI VENTURES HOLDINGS CORP. I

Date: November 8, 2023	By:	/s/ Vikas Desai
	Name:	Vikas Desai
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 8, 2023	By:	/s/ Mitchell Hara
	Name:	Mitchell Hara
	Title:	Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)