Form 10-Q/A
period 2023-09-30
Achari Ventures Holdings Corp. I
filed 2023-12-22
CIK 1844507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q/A
(Amendment No. 1)

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
    No  ☐
As of
November 8,
2023, there were 3,138,321 shares of common stock, par value $0.0001 per share issued and outstanding

(“Common Stock”).

Explanatory Note
Restatement of Previously Issued Condensed Financial Statements
Achari Ventures Holdings Corp. I, a Delaware corporation, is filing this Amendment No. 1 to its Quarterly Report on Form
10-Q
for the quarterly period ended September 30, 2023, filed with the Securities and Exchange Commission on November 8, 2023 (the “Quarterly Report”), to amend the previously disclosed earnings per share (EPS) for the three months ended September 30, 2023 on (i) a section of the income statement, (ii) a section of Note 2 to the unaudited condensed financial statements and (iii) Item 4 of Part 1, included in the Quarterly Report. The change had no impact to any other part of the income statements or the Balance Sheets, Statements of Changes in Stockholders’ Deficit or the Statements of Cash Flows.

ACHARI VENTURES HOLDINGS CORP. I

Quarterly Report on Form 10-Q TABLE OF

Item 1. Financial Statements
ACHARI VENTURES HOLDINGS CORP I
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$18,810	$597,306
Prepaid expenses	9,385	180,197

Total current assets	28,195	777,503
Cash and marketable securities held in Trust Account	6,860,609	44,688,320

TOTAL ASSETS	$6,888,804	$45,465,823

LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,499,079	$665,059
Income taxes payable	9,383	216,203
Franchise tax payable	30,000	291,137
Excise tax liability	382,015	—
Note Payable-related party	152,000	—
Convertible Note Payable- related party	215,000	—
Common stock redemption payable	—	34,198,758

Total current liabilities	3,287,477	35,371,157
Derivative warrant liabilities	428,000	356,666
Deferred underwriting fee payable	3,500,000	3,500,000

Total liabilities	7,215,477	39,227,823

COMMITMENTS AND CONTINGENCIES (NOTE 6)
REDEEMABLE COMMON STOCK
Common stock subject to possible redemption: 638,321 and 1,019,465 shares at redemption value of $10.75 and $10.29 per share at September 30, 2023 and December 31, 2022, respectively	6,860,609	10,489,562

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock; $0.0001 par value; 100,000,000 shares authorized; 2,500,000 shares issued and outstanding (excluding 638,321 and 1,019,465 shares subject to possible redemption)	250	250
Accumulated deficit	(7,187,532)	(4,251,812)

Total stockholders’ deficit	(7,187,282)	(4,251,562)

LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ DEFICIT	$6,888,804	$45,465,823

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACHARI VENTURES HOLDINGS CORP I
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
OPERATING EXPENSES
General and administrative	$581,054	$249,307	$2,257,753	$696,460
Franchise tax	50,000	50,000	150,000	150,000

Total operating expenses	631,054	299,307	2,407,753	846,460

OTHER INCOME (EXPENSE)
Interest income on investments held in Trust Account	94,677	193,267	338,798	340,873
Unrealized gain (loss) on marketable securities held in Trust Account	—	272,353	—	272,353
Change in fair value of warrants	(142,667)	642,000	(71,334)	1,997,334

Total other income (expense)	(47,990)	1,107,620	267,464	2,610,560

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(679,044)	808,313	(2,140,289)	1,764,100
Income tax (expense) benefit	(9,383)	(71,676)	(39,646)	(73,676)

NET INCOME(LOSS)	$(688,427)	$736,637	$(2,179,935)	$1,690,424

Weighted average shares outstanding of common stock (as restated)	3,188,035	12,500,000	3,407,774	12,500,000

Basic and diluted net income(loss) per share, common stock (as restated)	$(0.22)	$0.06	$(0.64)	$0.14

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

	For the three months ended September 30
	2023	2022
Basic and diluted net income (loss) per share:	Common Stock
Numerator:
Allocation of net income (loss), including remeasurement of temporary equity	$(688,427)	$736,637
Denominator:
Weighted average shares outstanding (as restated)	3,188,035	12,500,000
Basic and dilution net income (loss) per share (as restated)	$(0.22)	$0.06

	For the nine months ended September 30,
	2023	2022
	Common Stock
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss), including remeasurement of temporary equity	$(2,179,935)	$1,690,424
Denominator:
Weighted average shares outstanding	3,407,774	12,500,000
Basic and dilution net income (loss) per share	$(0.64)	$0.14
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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon that evaluation, our officers concluded that, as of September 30, 2023, our disclosure controls and procedures were not effective due to a material weakness in internal controls over financial reporting related to accounting and valuation for complex financial instruments and disclosure of earnings per share (EPS) for the three months ended September 30, 2023.

To address these material weaknesses, management has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of its internal control over financial reporting and to provide processes and controls over the internal communications within the company, the Company’s financial advisors and the Company’s independent registered public accounting firm. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. We plan to provide enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. Other than this issue, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

ACHARI VENTURES HOLDINGS CORP. I

Date: December 22, 2023	By:	/s/ Vikas Desai
	Name:	Vikas Desai
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: December 22, 2023	By:	/s/ Mitchell Hara
	Name:	Mitchell Hara
	Title:	Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)