Form 10-K
period 2023-12-31
Achari Ventures Holdings Corp. I
filed 2024-03-29
CIK 1844507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the registrant as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $6,868,334 based upon a closing price of $10.76 reported on such date by The Nasdaq Stock Market LLC.

As of March 28, 2024, there were 3,050,941 shares of Common Stock, par value $0.0001 per share, issued and outstanding.

Achari Ventures Holdings Corp. I

Annual Report on Form 10-K for the Year Ended December 31, 2023

i

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

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward- looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” beginning on page 15. These risks and uncertainties may include, but are not limited to, for example, the following risks, uncertainties and other factors:

●	our being a company with no operating history or revenue;

●	our ability to select an appropriate target business or businesses;

●	our ability to complete an initial Business Combination (as defined below), including our ability to complete the Vaso Business Combination (as defined below);

●	our expectations around the performance of a prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial Business Combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial Business Combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete an initial Business Combination, including if additional financing were to be required in connection with the Vaso Business Combination (although we do not anticipate such additional financing to be required in connection with the Vaso Business Combination at this time);

●	our pool of prospective target businesses;

●	our ability to consummate an initial Business Combination due to the continued uncertainty resulting from the coronavirus (“COVID-19”) pandemic and other events (such as Russia’s invasion of Ukraine, terrorist attacks, natural disasters or a significant outbreak of other infectious diseases);

●	the ability of our officers and directors to generate a number of potential initial Business Combination opportunities;

●	our public securities’ current and potential liquidity and trading;

●	the potential lack of a market for our securities;

●	the use of proceeds from our Initial Public Offering (as defined below) not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;

●	the Trust Account not being subject to claims of third parties in certain circumstances;

●	our financial performance;

●	risks and uncertainties relating to the cannabis industry; or

●	the other risks and uncertainties discussed in “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

SUMMARY OF RISK FACTORS

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the below section titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

●	We may not be able to select an appropriate target business or businesses and complete our initial Business Combination with such business or businesses in the prescribed time frame, including with respect to the proposed Vaso Business Combination.

●	Our expectations around the performance of a prospective target business or businesses, including with respect to the performance of Vaso, may not be realized.

●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

●	The COVID-19 pandemic and other matters of global concern (such as Russia’s invasion of Ukraine) and the corresponding impact on businesses and debt and equity markets could have a material adverse effect on our search for a initial Business Combination and any target business with which we ultimately consummate a initial Business Combination.

●	Our public stockholders may not be afforded an opportunity to vote on our proposed initial Business Combination, which means we may complete our initial Business Combination even though a majority of our public stockholders do not support such a combination.

●	A stockholder’s only opportunity to affect the investment decision regarding a potential initial Business Combination will be limited to the exercise of their right to redeem their shares from us for cash, unless we seek stockholder approval of the initial Business Combination.

●	Since our Sponsor (as defined below), officers and directors will lose their entire investment in us if our initial Business Combination is not completed (other than with respect to any public shares acquired during or after our Initial Public Offering), and since our Sponsor, officers and directors that have interests in Founder Shares (as defined below) may profit substantially even under circumstances where our public stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular initial Business Combination target is appropriate for our initial Business Combination. In addition, since our Sponsor paid only approximately $0.009 per share for the Founder Shares (the “Founder Shares”), certain of our officers and directors could potentially make a substantial profit even if we acquire a target business that subsequently declines in value.

●	Our officers, directors and advisors or their affiliates have pre-existing fiduciary and contractual obligations and may in the future become affiliated with other entities engaged in business activities similar to those intended to be conducted by us. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential initial Business Combination targets, which may make it difficult for us to enter into an initial Business Combination with a target.

●	If we seek stockholder approval of our initial Business Combination, our Sponsor, directors, officers, advisors and their affiliates may elect to purchase shares or warrants from public stockholders, which may influence a vote on a proposed initial Business Combination and reduce the public “float” of our public shares.

●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable initial Business Combination or optimize our capital structure.

●	The requirement that we complete our initial Business Combination within the prescribed time frame may give potential target businesses leverage over us in negotiating an initial Business Combination and may decrease our ability to conduct due diligence on potential initial Business Combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial Business Combination on terms that would produce value for our stockholders.

●	Stockholders do not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate their investment, therefore, a stockholder may be forced to sell their public shares or warrants, potentially at a loss.

●	Nasdaq (as defined below) may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	Stockholders are not entitled to protections normally afforded to investors of many other blank check companies.

●	If the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants (as defined below) not being held in the Trust Account are insufficient to fund our on-going search for a target, it could limit the time available to fund our search for a target business or businesses and complete our initial Business Combination and we may then depend on loans from our Sponsor or management team to fund our search for an initial Business Combination, to pay our taxes and to complete our initial Business Combination. If we are unable to obtain these loans, we may be unable to complete our initial Business Combination.

●	Resources could be wasted in researching initial Business Combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another target business. If we are unable to complete our initial Business Combinations, our public stockholders may receive only approximately $10.15 per share, or less than such amount in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

●	Any potential growth in the cannabis industry continues to be subject to new and changing state and local laws and regulations.

●	The development and operation of businesses in the cannabis industry may require additional financing, which may not be available on favorable terms, if at all.

PART I

ITEM 1. BUSINESS.

Introduction

Achari Ventures Holdings Corp. I (the “Company” or “Achari”) was incorporated in Delaware on January 25, 2021. The Company is a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). While we may pursue an initial Business Combination with any business in any industry, commercial sector or location, our initial focus was on identifying acquisition opportunities in the cannabis industry. Currently, we are evaluating suitable opportunities in any industry or sector. Notwithstanding the foregoing, we will not invest in or consummate an initial Business Combination with a target business that we determine has been operating in violation of U.S. federal laws, including the Controlled Substances Act.

The Company is not limited to a particular industry or geographic region for purposes of consummating an initial Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

General

Achari Ventures, a venture capital fund, was founded by Vikas Desai in 2018 as an investment firm focused on the rapidly growing cannabis industry and is an affiliate of our sponsor, Achari Sponsor Holdings I LLC (“Sponsor’). Achari Ventures currently has an executive team and advisory board consisting of seasoned investment professionals, with experience and pedigree investing within all stages of the capital markets from seed to initial public offerings. In addition, Achari Ventures has a cannabis advisory network, consisting of entrepreneurs and CEOs with proven track records of successful operations in the highly regulated cannabis space. During the past three years, Achari Ventures has evaluated more than 1,500 companies related to the cannabis industry, built a vast network of business contacts, and invested in over 24 companies. With this team and track record, Achari Ventures believes it is positioned to become a leading institutional-quality investment firm in this nascent, burgeoning and fragmented industry.

As of December 31, 2023, the Company had not commenced any operations other than activities related to the Company’s formation, its initial public offering (“Initial Public Offering”), and, subsequent to the Initial Public Offering, the process of identifying a target company for an initial Business Combination. The Company does not anticipate that it will generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The registration statement for the Company’s Initial Public Offering was declared effective on October 14, 2021. On October 19, 2021, the Company consummated its Initial Public Offering of 10,000,000 units (the “Units”). Each Unit consisted of one share of Common Stock of the Company, par value $0.0001 per share (“Common Stock”), and one redeemable warrant of the Company, with each whole warrant entitling the holder thereof to purchase three quarters of one share of Common Stock for $11.50 per share, provided however that warrants may be exercised only for a whole number of shares of Common Stock. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $100,000,000.

Simultaneously with the closing of the Initial Public Offering, pursuant to the Sponsor Private Placement Warrants Purchase Agreement, the Company completed the private sale of an aggregate of 7,133,333 warrants (the “Private Placement Warrants”) to the Sponsor at a purchase price of $0.75 per Private Placement Warrant, generating gross proceeds to the Company of $5,350,000. The Private Placement Warrants are identical to the warrants included in the Units sold as part of the Units in the Initial Public Offering, except as otherwise disclosed in the Company’s Registration Statement on Form S-1 relating to the Initial Public Offering (the “Registration Statement”). No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Following the closing of the Initial Public Offering, $101,500,00 (or approximately $10.15 per Unit) from the net proceeds of the sale of the Units and the Private Placement Warrants were placed in a U.S.-based trust account (the “Trust Account”) maintained by Continental Stock Transfer & Trust Company, acting as trustee (the “Trustee”). Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes (less up to $100,000 in interest on the amounts held in the Trust Account to pay dissolution expenses), the funds held in the Trust Account will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of any of the Company’s public shares properly submitted in connection with a stockholder vote to amend the Company’s Fifth Amended and Restated Certificate of Incorporation (a) to modify the substance or timing of its obligation to redeem 100% of the Company’s public shares if it does not complete its initial Business Combination on or prior to July 19, 2024 (or such earlier applicable date if we opt not to continue to exercise our remaining Monthly Extension Options as defined below and as further described herein) or (b) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity and (iii) the redemption of the Company’s public shares if it is unable to complete its initial Business Combination on or prior to July 19, 2024 (or such earlier applicable date if we opt not to continue to exercise our remaining Monthly Extension Options), subject to applicable law. The funds placed in the Trust Account were initially invested in U.S. government securities, within the meaning set forth in Section 2(a) (16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of an initial Business Combination and (ii) the distribution of the Trust Account, as described below. However, the Company subsequently instructed the Trustee to liquidate any and all securities held in the Trust Account such that all funds held in the Trust Account are now invested in cash or interest-bearing bank deposit accounts, which may earn less interest than we otherwise would have if the funds in the Trust Account had remained invested in U.S. government securities or money market funds. Please see “Risk Factors – If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult to complete an initial Business Combination or force us to abandon our efforts to complete an initial Business Combination” for further information.

Our Units began trading on October 15, 2021 on The Nasdaq Global Market, or “Nasdaq”, under the symbol “AVHIU”. The public shares began trading on Nasdaq on November 17, 2021 under the symbol “AVHI” while the warrants began trading on Nasdaq on November 17, 2021 under the symbol “AVHIW”.

Entry Into Business Combination Agreement with Vaso Corporation

Business Combination Agreement

The Company entered into a business combination agreement (the “Vaso Business Combination Agreement”), dated as of December 6, 2023, with Vaso Corporation, a Delaware corporation (“Vaso”), and Achari Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Achari (“Merger Sub”). The Vaso Business Combination Agreement provides, among other things, that on the terms and subject to the conditions set forth therein, Merger Sub will merge with and into Vaso (the “Merger”), with Vaso surviving as a wholly-owned subsidiary of the Company (the “Surviving Company”). Upon the closing of the Vaso Business Combination Agreement (the “Closing”), it is anticipated that the Company will change its name to “Vaso Holding Corp.” (or an alternative name chosen by Vaso and reasonably acceptable to the Company).

The Merger and the other transactions contemplated by the Vaso Business Combination Agreement are hereinafter referred to collectively as the “Vaso Business Combination.”

The Vaso Business Combination Agreement and the transactions contemplated thereby were approved by the boards of directors of each of the Company, Vaso and Merger Sub.

In connection with the Vaso Business Combination, the Company filed a registration statement on Form S-4 with the Securities and Exchange Commission (the “SEC”) on January 8, 2024 (Registration No. 333-276422) (the “Registration Statement”). On February 2, 2024, the Company received a comment letter from the SEC regarding the Registration Statement. The Company responded to the SEC’s comment letter and amended the Registration Statement on February 14, 2024, accordingly. On March 8, 2024, the Company received a second comment letter from the SEC regarding the Registration Statement. For additional information regarding the Vaso Business Combination, please see the Registration Statement, as amended.

Consideration and Structure

In accordance with the terms and subject to the conditions of the Vaso Business Combination Agreement, at the effective time of the Merger (the “Effective Time”), (i) each share of capital stock of Merger Sub issued and outstanding immediately prior to the Effective Time shall be automatically cancelled and extinguished and converted into one share of common stock, par value $0.01 per share, of the Surviving Company; and (ii) each share of common stock, par value $0.001 per share, of Vaso (each, a “Vaso Share”) (excluding any dissenting shares and any Vaso Shares held immediately prior to the Effective Time by Vaso as treasury stock) issued and outstanding as of immediately prior to the Effective Time shall be automatically cancelled and extinguished and converted into the right to receive a number of shares of the Company’s Common Stock, par value $0.0001 per share (the “Achari Shares”), in accordance with an exchange ratio set forth in the Vaso Business Combination Agreement and based on an equity value of Vaso of $176,000,000 and a price of $10 per share of the Achari Shares. The Vaso Business Combination is expected to close in the second quarter of 2024, following the receipt of the required approval by the stockholders of the Company and Vaso.

Representations and Warranties; Covenants

The parties to the Vaso Business Combination Agreement have agreed to customary representations and warranties for transactions of this type. In addition, the parties to the Vaso Business Combination Agreement agreed to be bound by certain customary covenants for transactions of this type, including, among others, covenants with respect to the conduct of the Company, Vaso and their respective subsidiaries during the period between execution of the Vaso Business Combination Agreement and Closing. The representations, warranties, agreements and covenants of the parties set forth in the Vaso Business Combination Agreement will terminate at Closing, except for those covenants and agreements that, by their respective terms, contemplate performance after Closing. Each of the parties to the Vaso Business Combination Agreement has agreed to use its reasonable best efforts to take or cause to be taken all actions and things necessary to consummate the Vaso Business Combination.

Conditions to Closing

The obligations of the Company and Vaso to consummate the Vaso Business Combination are subject to the fulfillment or waiver of certain closing conditions, including, but not limited to: (i) no order or law issued by any court of competent jurisdiction or other governmental entity or other legal restraint or prohibition preventing the consummation of the transactions contemplated by the Vaso Business Combination Agreement being in effect; (ii) the approval and adoption of the Vaso Business Combination Agreement and the transactions contemplated thereby by the requisite vote of the Company’s and Vaso’s stockholders; (iii) the registration statement/proxy statement to be filed by the Company relating to the Vaso Business Combination Agreement and the Vaso Business Combination becoming effective in accordance with the provisions of the Securities Act, no stop order being issued by the SEC and remaining in effect with respect to the registration statement/proxy statement to be filed by the Company relating to the Vaso Business Combination Agreement and the Vaso Business Combination, and no proceeding seeking such a stop order being threatened or initiated by the SEC and remaining pending; (iv) the Certificate of Merger having been accepted for filing by the Secretary of State of the State of Delaware; and (v) the absence of the occurrence of a material adverse effect on the part of the Company and/or Vaso.

Termination

The Vaso Business Combination Agreement may be terminated under customary and limited circumstances prior to the Closing, including, but not limited to: (i) by mutual consent of the Company and Vaso; (ii) by either the Company or Vaso if there is a law or governmental order in effect prohibiting the Vaso Business Combination; provided that this right shall not be available to the party whose breach of any of its representations, warranties, covenants or agreements under the Vaso Business Combination Agreement results in or is the primary cause of such law or governmental order; and (iii) by either the Company or Vaso if the Merger is not consummated on or before May 30, 2024, which date shall be extended automatically for up to thirty (30) days to the extent the parties to the Vaso Business Combination Agreement are continuing to work in good faith toward the Closing.

The foregoing description of the Vaso Business Combination Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Vaso Business Combination Agreement, a form of which is attached as Exhibit 2.1 hereto, and the terms of which are incorporated herein by reference.

The Vaso Business Combination Agreement contains representations, warranties and covenants that the respective parties thereto made to each other as of the date of such agreement or other specific dates. The assertions embodied in those representations, warranties and covenants were made for purposes of the agreement among such parties and are subject to important qualifications and limitations agreed to by such parties in connection with negotiating such agreement. The representations, warranties and covenants in the Vaso Business Combination Agreement are also modified in important part by the underlying disclosure schedules, which are not filed publicly, and which are subject to a contractual standard of materiality different from that generally applicable to stockholders, and which were used for the purpose of allocating risk among the parties rather than establishing matters as facts. The Company and Vaso believe that these disclosure schedules do not contain information that is material to an investment or voting decision.

Other Agreements

Sponsor Letter Agreement

The Vaso Business Combination Agreement contemplates that, at or prior to the Closing, the Sponsor, will enter into a Sponsor Letter Agreement with the Company, Vaso and the other parties thereto (the “BCA Sponsor Letter Agreement”), pursuant to which (among other things) the Sponsor shall (a) upon the consummation of the Vaso Business Combination, forfeit certain amounts of Achari Shares and Private Placement Warrants with respect to such Achari Shares it holds such that, following such forfeiture, and other customary adjustments, Sponsor shall hold (i) 750,000 Achari Shares and (ii) 1,000,000 private placement warrants with respect to such Achari Shares immediately following the consummation of the Vaso Business Combination, (b) agree to be bound by certain restrictions on transfer with respect to the Achari Shares it holds for a period of twelve (12) months following the Closing, subject to certain specified exceptions, and (c) agree to amend and/or terminate certain provisions included in that certain letter agreement, dated as of October 14, 2021, previously entered into by Sponsor.

The foregoing description of the BCA Sponsor Letter Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the BCA Sponsor Letter Agreement, a form of which is attached as Exhibit 10.1 hereto, and the terms of which are incorporated herein by reference.

Put Option Agreement

The Vaso Business Combination Agreement contemplates that, simultaneously with the Closing, the Sponsor, the Company and Vaso will enter into a Put Option Agreement (the “Put Option Agreement”), pursuant to which (among other things) the Sponsor shall be granted by Vaso certain “put rights” with respect to the Achari Shares it shall continue to hold following the consummation of the Vaso Business Combination, which shall require Vaso to purchase such Achari Shares at certain agreed prices, as further described within the Put Option Agreement.

The foregoing description of the Put Option Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Put Option Agreement, a form of which is attached as Exhibit 10.2 hereto, and the terms of which are incorporated herein by reference.

Amended and Restated Registration Rights Agreement

The Vaso Business Combination Agreement contemplates that, simultaneously with the Closing, the Company and certain security holders and/or executive officers and directors of the Company and Vaso will enter into an Amended and Restated Registration Rights Agreement (the “Amended and Restated Registration Rights Agreement”), with respect to the registration of the Achari Shares and private placement warrants with respect to such Achari Shares held by the Sponsor and/or certain members of the Sponsor following the consummation of the Vaso Business Combination.

The foregoing description of the Amended and Restated Registration Rights Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Amended and Restated Registration Rights Agreement, a form of which is attached as Exhibit 10.3 hereto, and the terms of which are incorporated herein by reference.

Lockup Agreement

In connection with the Closing, certain security holders of the Company and Vaso will enter into a Lockup Agreement (the “Lockup Agreement”), pursuant to which (among other things), such security holders shall be bound by certain “lock-up” provisions requiring that they will not transfer any Achari Shares that they will be issued in connection with the Vaso Business Combination for a period of twelve (12) months following the Closing, subject to customary exceptions.

The foregoing description of the Lockup Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Lockup Agreement, a form of which is attached as Exhibit 10.4 hereto, and the terms of which are incorporated herein by reference.

Director Indemnification Agreements

In connection with the Closing, each of the individuals designated to be members of the board of directors of the Company will enter into a Director Indemnification Agreement with the Company (collectively, the “Director Indemnification Agreements,” and each, a “Director Indemnification Agreement”).

The foregoing description of the Director Indemnification Agreements does not purport to be complete and is qualified in its entirety by the terms and conditions of the Director Indemnification Agreement, a form of which is attached as Exhibit 10.5 hereto, and the terms of which are incorporated herein by reference.

Vaso Support Agreement

Concurrently with the execution of the Vaso Business Combination Agreement, the Company, Vaso and certain security holders of Vaso (representing 44% of the outstanding shares) have entered into support agreements committing them to vote in favor of the Vaso Business Combination (the “Vaso Holders,” and such security holder support agreements, the “Support Agreements”), pursuant to which the Vaso Holders have agreed to, among other things, (i) waive any appraisal rights or dissenter rights in connection with the Vaso Business Combination and (ii) consent to and vote in favor of the Vaso Business Combination Agreement and the transactions contemplated thereby (including the Merger).

The foregoing description of the Support Agreements is subject to and qualified in its entirety by reference to the full text of the Support Agreement, a copy of which is attached as Exhibit 10.6 hereto, and the terms of which are incorporated herein by reference.

Extension of Deadline to Consummate an Initial Business Combination

On December 18, 2023, the Company held a special meeting in lieu of an annual meeting of the Company’s shareholders (the “Special Meeting”). At the Special Meeting, the Company’s shareholders approved (i) a proposal (the “Charter Amendment Proposal”) to amend the Company’s Fourth Amended and Restated Certificate of Incorporation to revise the Company’s then existing extension option, which provided that the Company had the option of extending the period by which it must consummate a business combination by up to 12 months, from the original expiration date of January 19, 2023 (the “Original Expiration Date”), to January 19, 2024 (the “Second Amended Extended Date”), to instead provide that the Company will have the option to extend the period by which it must consummate a business combination by an additional six months, from the Second Amended Extended Date, or from January 19, 2024, to July 19, 2024 (the “Third Amended Extended Date”), with such extension option exercisable in six single-month increments (each such monthly extension option, a “Monthly Extension Option”), for an additional six-month aggregate total extension period if each Monthly Extension Option is exercised, and with each such Monthly Extension Option exercisable upon five calendar days’ advance notice prior to the applicable monthly deadline (such deadline for exercising each such Monthly Extension Option being the 19th calendar day of each month); (ii) a proposal (the “Redemption Limitation Amendment Proposal”) to amend the Company’s Fourth Amended and Restated Certificate of Incorporation to eliminate a limitation therein providing that the Company shall not redeem Public Shares (as defined below) to the extent that such redemption would cause the Company’s net tangible assets to be less than $5,000,001 following any such redemptions (the “Redemption Limitation”), in order to allow the Company to redeem Public Shares irrespective of whether the amount of such redemptions would breach the Redemption Limitation if the Company so chooses in its sole discretion; and (iii) a proposal (the “Trust Amendment Proposal”) to amend the Company’s Second Amended and Restated Investment Management Trust Agreement, dated July 12, 2023, by and between the Trustee and the Company (the “Second Amended and Restated Investment Management Trust Agreement”), to provide that the Second Amended Extended Date provided for in the Second Amended and Restated Investment Management Trust Agreement, upon which assets held in the trust account (the “Trust Account”) established in connection with the Company’s initial public offering (“Initial Public Offering”) will be liquidated if it has not consummated a business combination, may be extended, at the Company’s option, and on a monthly basis, pursuant to the exercise of Monthly Extension Option(s), up to and until the Third Amended Extended Date of July 19, 2024; provided that, in order to exercise a single Monthly Extension Option, the Company must deposit into the Trust Account the lesser of (x) $100,000 and (y) $0.04 for each share of our Common Stock included in the Units which were sold in our Initial Public Offering and which remain outstanding on the date of such deposit. The Company entered into the Third Amended and Restated Investment Management Trust Agreement (the “Third Amended and Restated Investment Management Trust Agreement”) on December 19, 2023 with Continental Stock Transfer & Trust Company. The Company’s Fifth Amended and Restated Certificate of Incorporation (the “Fifth Amended and Restated Certificate of Incorporation”) was deemed effective on December 19, 2023 and was promptly filed with the Delaware Secretary of State.

The foregoing descriptions of the (i) Charter Amendment Proposal, the Redemption Limitation Amendment Proposal and the Fifth Amended and Restated Certificate of Incorporation and (ii) the Trust Amendment Proposal and the Third Amended and Restated Investment Management Trust Agreement, do not purport to be complete, and are qualified in their entirety by the descriptions included in the Company’s definitive proxy statement regarding the Special Meeting, filed by the Company with the Securities and Exchange Commission on December 8, 2023, as amended to date, and in particular by the Fifth Amended and Restated Certificate of Incorporation and the Third Amended and Restated Investment Management Trust Agreement, each filed hereto as Exhibit 3.1 and 10.8, respectively, and incorporated by reference herein.

At the Special Meeting, holders of 87,380 shares of Common Stock of the Company exercised their right to redeem their shares for cash at an approximate redemption price of $10.90 per share, resulting in an aggregate payment to such redeeming shareholders of approximately $952,940, which amount was withdrawn from the Trust Account to redeem such shares.

As of March 19, 2024, the Company had exercised three of the six Monthly Extension Options available to it, depositing $22,037.64 into the Trust Account in connection with each such exercise. As of March 19, 2024 the Trust Account held approximately $6,145,817.

Our Management Team

Our officers and directors are as follows:

Name	Age	Position
Vikas Desai	32	Chief Executive Officer and Chairman of the Board
Merrick Friedman	35	Chief Investment Officer, Corporate Secretary and Director
Mitchell Hara	58	Chief Operating Officer and Chief Financial Officer
Seth Farbman	56	Director
Kevin K. Albert	71	Director
Harry DeMott	57	Director
Mark A. Pelson	61	Director
Timothy J. Seymour	56	Director

Vikas Desai has been a member on our board of directors and the Chief Executive Officer since January 2021. In early 2018, he founded Welcan Capital, a predecessor of Achari Ventures, a venture capital firm focused in the cannabis industry. Achari Ventures invests in high-impact, foundational companies across early-stage plant touching and ancillary businesses and currently has a portfolio of 28 companies within the platform. Mr. Desai has been employed by Welcan Strategic Opportunities Fund, which is part of the Achari Ventures platform, since 2018, and in late 2021, he began employment with Achari Ventures Fund I LP, also part of the Achari Ventures platform. Prior to Welcan, Mr. Desai was a private equity investor at Oaktree Capital Management, a $100 billion alternative asset manager, from June 2015 to June 2017, where he completed over $2 billion in transactions. Mr. Desai began his career at Morgan Stanley in the Investment Banking division from July 2013 to June 2015, focusing on real estate mergers and acquisitions and capital markets, where he completed approximately 15 deals representing approximately $15 billion in transaction value. He graduated with a Bachelor of Science in Finance & Environmental Studies from the Stern School of Business at New York University.

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

Mitchell Hara has served as our Chief Operating Officer and Chief Financial Officer since February 2021. Mr. Hara is an accomplished corporate executive, investment banker and investor with over 30 years of experience operating in dynamic and disruptive environments in the cannabis, consumer products and retail industries. Throughout his career, he has originated, structured, and negotiated over $60 billion in mergers, acquisitions, divestitures, restructurings, leveraged buyouts and structured debt and equity financings, and has helped create over $1.2 billion in shareholder value in executive roles in public and private companies. Since 2018, Mr. Hara has served as an independent consultant to companies in the cannabis industry. From March 2019 to March 2021, Mr. Hara served as Senior Advisor at Hand In Hand Soap, (“HIHS”), a high-growth, ESG-centric personal care brand with a dedicated mission of sustainability and give-back, where he also served as Interim Chief Executive Officer from September 2020 to December 2020. From 2019 to 2020, after he had served as a consultant for Clever Leaves International, Inc. (formerly known as Northern Swan Holdings) (NASDAQ: CLVR) for 5 months, Mr. Hara was named Head of Mergers & Acquisitions and Business Development at the same company, believed to be one of the largest licensed cannabis cultivators and extractors, by capacity, on a global scale, where he was responsible for all of the company’s investments, acquisitions, and business development efforts. In August 2022, Mr. Hara was named Chief Strategy Officer at Curaleaf Holdings, Inc. (CSE: CURA) (OTCQX: CURLF), a leading international provider of consumer cannabis products, a position he held through May 2023. Together with his other consulting endeavors, Mr. Hara has over 5 years of cannabis industry experience. From 2016 to 2018, Mr. Hara was Chief Executive Officer of Beekman 1802, a high-growth, premium branded consumer products company, where he originated and executed the acquisition of its largest licensee, creating immense stockholder value. From 2011 to 2015, Mr. Hara was SVP of Corporate Strategy/Mergers and Acquisitions at HSN, Inc., then a publicly traded company, and now part of Qurate Retail Group (NASDAQ: QRTEA). At HSN, Inc. Mr. Hara launched its VC Incubator, optimized its catalog portfolio via mergers and acquisitions, and initiated and implemented its dividend and share buyback programs, creating substantial stockholder value. Prior to his operating career, Mr. Hara was a Managing Director in the Mergers & Acquisitions and Restructuring Group at Peter J. Solomon Company, from 2007 through 2010, and an Associate Director from 1996 to 1999. From 2004 to 2007, Mr. Hara was Head of Specialty Retail Investment Banking at Citigroup. From 2003 to 2004, he was a Senior Member at Hill Street Capital. From 1999 through 2001, Mr. Hara was a Director in the Retail Investment Banking Group at Merrill Lynch & Co., Inc. From 1993 through 1996, he was an Associate in the Consumer M&A Group at Wasserstein Perella & Co., Inc. Mr. Hara began his career as a Financial Analyst at Citicorp Investment Bank in Leveraged Finance and Syndication from 1986 through 1989, and was seconded to Citicorp International, KK, in Tokyo, to build the Private Placement & Loan Syndication desk from 1989 to 1991. He currently serves on the advisory board at Grand Slam Partners and is a mentor at HBS Start Up Partners and a member of HBS Alumni Angels of Greater New York. Mr. Hara has an MBA from Harvard Business School and a BS in Finance from Syracuse University.

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

Kevin K. Albert has served as a member of our board of directors since October 2021. Mr. Albert is a retired investment banker. He is currently managing a portfolio of private investments. He serves on the board of directors of Octavius Group Holdings Inc. (doing business as “Flow Kana”) since January 2020, a private company in the cannabis industry. Since April 2022, Mr. Albert has served on the board of SLANG Worldwide, Inc. and been a member of its audit committee (CNSX: SLNG). Since June 2022, he also served on the board of Conception Nurseries, Inc, a private company. Mr. Albert is also an independent director on the board of Neighborhood Holdings, Inc., a private real estate management company which enables renters to build financial equity in their homes and neighborhoods. From 2010 until his retirement in December 2019, Mr. Albert was a Senior Partner of Pantheon Ventures LLC (“Pantheon”) and a member of its six-person Partnership Board. For most of his tenure at Pantheon, Mr. Albert was responsible for the firm’s global business development, including all product marketing and business development activities. During this time, Pantheon’s assets under management increased from approximately $25 billion to approximately $50 billion. Prior to joining Pantheon, he was a Managing Director and co-founder of Elevation Partners (“Elevation”), a private equity firm that made investments in market-leading consumer-tech businesses such as Facebook and Yelp. Prior to Elevation, Mr. Albert worked in the investment banking division of Merrill Lynch & Co. for 24 years where, for most of this time, he served as a Managing Director and the Global Head of the Private Placement Group managing the market leading private equity fund placement business. From 2006 until 2017, Mr. Albert served as an independent director on the board of Merrill Lynch Ventures, LLC (“Merrill”), a series of private equity partnerships offered to key Merrill Lynch employees. From 1999 to 2000, he also was responsible for the middle market mergers and acquisitions group at Merrill, advising on sell-side mergers and acquisitions, primarily for clients of the firm’s brokerage side. Beginning in 2010, Mr. Albert was an independent director, chairman of the audit committee and a member of the corporate governance and nominating committee of Dover Saddlery, Inc., the leading multichannel equestrian retailer in the United States prior to its purchase and take-private transaction by a private equity firm in 2015. Mr. Albert has a BA and an MBA from the University of California, Los Angeles, where he continues to be involved as the Chair of the Board of Visitors of the Economics Department.

Harry DeMott has served as a member of our board of directors since October 2021. Mr. DeMott is a seasoned investor, operator and board director. He is the founder and CEO of Temerity Media Inc. (d/b/a Proper), a cannabis data-business connecting customers, brands and retailers. He is the former CEO of Ticket Evolution, the ticket industry’s premier B2B exchange, a portfolio company of Raptor Ventures I LP (“Raptor”), where Mr. DeMott is General Partner. Through Raptor, Mr. DeMott sits on the board of directors of Security Point Media. Outside of Raptor, Mr. DeMott sat on the board of Workhouse Group Inc. (NASDAQ:WKHS), where he previously chaired the compensation committee and was a member, and served on the nominating and governance committee. He is involved in a number of investment activities through Harmerle Investments and Chelsea Realty, two family owned and operated vehicles. Recently, Mr. DeMott was CEO of Australis Capital (NASDAQ:AUSA), a spinoff of Aurora Cannabis, focused on U.S. cannabis. Starting out as a board director in April 2019, Mr. DeMott was later appointed to the CEO position until a new board of directors was elected in the 2020 annual general meeting. Through Harmerle Investments, he was an early investor in Columbia Care (NASDAQ:CCHWF) and has also been an investor in Evolvd Cannabis, Kinslips and Groundworks, the holding company for the Serra and Electric Lettuce chains of dispensaries in Oregon. Mr. DeMott has long been involved in music and entertainment investments with current investments in Hi.Fi (sold to Block Financial), Violet Crown Cinemas, Urban Airship and Big Room. Prior to co-founding Raptor, Mr. DeMott was an analyst at Knighthead Capital and King Street Capital, two leading distressed debt funds based in New York City. During his tenure there, and his previously co-founded hedge fund, Gothic Capital, Mr. DeMott led investments in a variety of venture capital deals such as Pandora, dMarcBroadcasting and Zing. Mr. DeMott started his career on Wall Street at Credit Lyonnais Global Partners, moving to First Boston (Credit Suisse) where he became an Institutional Investor ranked analyst in broadcasting. He was singled out by the Wall Street Journal as one of the leading stock pickers in his field, and while there helped raise funds for various companies in the radio, television, outdoor advertising and tower sectors. Mr. DeMott attended Trinity School before attending Princeton University where he graduated with an AB in Economics in 1988. He received an MBA in International Finance from NYU’s Stern School of Business in 1991.

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

Timothy J. Seymour has served as a member of our board of directors since October 2021. Mr. Seymour is the founder and Chief Investment Officer of Seymour Asset Management, a registered investment advisor for both asset and wealth management, since January 2014. He brings 25 years of investment experience as a portfolio manager, allocator, and capital markets professional across multiple asset classes. With a background in emerging market and new asset classes, Mr. Seymour was an early investor and participant in the cannabis sector dating back to 2016. He has established himself as a thought leader and industry insider, and has served on multiple advisory boards in the sector. Since July 2019, Mr. Seymour has served as the Portfolio Manager of Amplify Seymour Cannabis ETF (NYSE: CNBS), an actively managed strategy fund that provides thematic exposure in the high growth and evolving cannabis sector. Mr. Seymour also serves or has served as an advisor to multiple companies in the cannabis sector. Mr. Seymour was the Chief Investment Officer and co-founder of Triogem Asset Management, (“Triogem”), where the firm’s flagship fund was a long short global equity strategy, from May 2008 to September 2013. Prior to Triogem, Mr. Seymour was co-founder and Managing Partner at Red Star Asset Management (“Red Star”), where the firm managed a multi-strategy fund investing across Russia and Eastern Europe, from February 2005 to July 2007. Before launching Red Star, from August 1998 to December 2004, he was a Partner and Managing Director at Troika Dialog , which was later bought by Sberbank, a Russian state bank. At Troika Dialog, Mr. Seymour served various roles, including running the fixed income sales and trading group, launching the firm’s US broker/dealer group and overseeing all U.S. capital markets activity. Mr. Seymour started his career in November 1996 at UBS Securities, LLC (“UBS”), in New York, focusing on international macro, until he left in April 1998. Mr. Seymour received his MBA in International Finance from Fordham University, after which he completed UBS’ capital markets trading program, and his undergraduate degree from Georgetown University.

Number and Terms of Office of Officers and Directors

We have seven directors, and our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. On December 18, 2023, the Company held a Special Meeting in lieu of its first annual meeting of the Company’s stockholders. At the Special Meeting, the Company’s stockholders approved a proposal to re-elect Seth Farbman and Kevin K. Albert to the Company’s board of directors until the Company’s fourth annual meeting of stockholders. The term of office of the second class of directors, consisting of Harry DeMott, Mark A. Pelson and Timothy J. Seymour, will expire at the Company’s second annual meeting of stockholders. The term of office of the third class of directors, consisting of Vikas Desai and Merrick Friedman, will expire at the Company’s third annual meeting of stockholders. Please see the current report on Form 8-K filed by the Company with the SEC on December 21, 2023 for additional information concerning the Special Meeting.

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

Acquisition Strategy

Our acquisition plan is to leverage our management team’s networks of potential transaction sources where we believe a combination of our management team’s industry relationships, knowledge and experience could effect a positive transformation of existing businesses or assets. Over the course of their careers, the members of our management team and board of directors have developed a broad network of contacts and corporate relationships that we believe serve as a useful source of acquisition opportunities. We plan to leverage relationships with management teams of public and private companies, investment professionals at private equity firms and other financial sponsors, owners of private businesses, investment bankers, restructuring advisers, consultants, attorneys and accountants, which we believe should provide us with a number of initial Business Combination opportunities. Notwithstanding the foregoing, we will not invest in or consummate an initial Business Combination with a target business that we determine has been operating in violation of U.S. federal laws or that intends to operate in violation of such laws, including the Controlled Substances Act.

Investment Criteria

Consistent with our business strategy, we have identified the following general, non-exclusive criteria and guidelines that we believe are important in evaluating prospective targets for our initial Business Combination. We are using these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial Business Combination with a target that does not meet one or more of these criteria and guidelines except that we will not enter into an initial Business Combination with a target that operates or plans to operate in violation of U.S. federal law, including the Controlled Substances Act. We expect to weigh potential upside from growth in the target business and an improved capital structure against any identified downside risks. We intend to focus on target businesses with the following characteristics:

●	Historical and expected growth tracking or exceeding the industry average (30% + CAGR);

●	At least $50 million of revenue with a clear pathway to $200 million over five years;

●	Strong, proven management team with execution capability;

●	Track record of capital efficiency;

●	Fragmented vertical with clear opportunity for consolidation and mergers and acquisitions;

●	Accretive cash flow and margin profile with sizable organic revenue growth potential;

●	Alignment of long-term vision and willingness to retain equity; and

●	Clear pathway for transition towards mid- and large-cap designation.

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

We initially identified (not exclusively) four vertical markets that fit the above criteria:

Equipment

●	Mission critical equipment to plant touching companies;

●	Extraction, agriculture, and post-processing machinery; and

●	Defensible profit margins due to competitive advantage and intellectual property, or IP.

Hardware

●	Ability to scale in a capital-efficient manner;

●	Substantial brand equity and preference over competition;

●	Novel intellectual property and IP moat;

●	Ancillary revenue stream via recurring revenue or tech-enabled offering; and

●	Mission critical hardware for business and consumers.

Technology

●	Focus on B2B and B2B2C business models;

●	E-commerce, delivery, marketplaces and seed-to-sale;

●	Clear market leader with outsized market share penetration; and

●	Demonstrated utility above competition and flywheel to continue growth.

Hydroponics

●	Farming equipment, precision agriculture and cultivation inputs;

●	Preference towards e-commerce vs. brick and mortar;

●	Clear market leader relative to competition;

●	Demonstrated ability to conduct mergers and acquisitions with strong future pipeline; and

●	Differentiation through brand.

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

If our initial Business Combination is paid for using shares or debt securities, or not all of the funds released from the Trust Account are used for payment of the purchase price in connection with our initial Business Combination or used for redemptions of purchases of our Common Stock, we may apply the cash released to us from the Trust Account that is not applied to the purchase price for general corporate purposes, including for maintenance or expansion of operations of acquired businesses, the payment of principal or interest due on indebtedness incurred in consummating our initial Business Combination, to fund the purchase of other companies or for working capital.

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

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the consummation of our initial Business Combination, and we may effectuate our initial Business Combination using the proceeds of such offering rather than using the amounts held in the Trust Account. Subject to compliance with applicable securities laws, we would consummate such financing only simultaneously with the consummation of our initial Business Combination. In the case of an initial Business Combination funded with assets other than the Trust Account assets, our tender offer documents or proxy materials disclosing the initial Business Combination would disclose the terms of the financing and, only if required by law or Nasdaq, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial Business Combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

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

We anticipate structuring our initial Business Combination either (i) in such a way so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses, or (ii) in such a way so that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders, or for other reasons. However, we will only complete an initial Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the initial Business Combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the initial Business Combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial Business Combination could own less than a majority of our outstanding shares subsequent to our initial Business Combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post- transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of Nasdaq’s 80% fair market value test. If the initial Business Combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the transactions and we will treat the target businesses together as the initial Business Combination for purposes of a tender offer or for seeking stockholder approval, as applicable.

We currently have until July 19, 2024 to consummate an initial Business Combination, assuming we choose to exercise each of our remaining Monthly Extension Options, which we may do in our sole discretion. Pursuant to the terms of our Fifth Amended and Restated Certificate of Incorporation and our Third Amended and Restated Investment Management Trust Agreement, unless further amended pursuant to the terms thereof, we may extend the time period to complete a Business Combination up to and until the Third Amended Extended Date of July 19, 2024 on a monthly basis, at the Company’s option, by depositing into the Company’s Trust Account the lesser of (x) $100,000 and (y) $0.04 for each share of the Company’s Common Stock which remains outstanding as of the date of such monthly deposit. For a more detailed discussion of the Company’s Monthly Extension Options, please see “Extension of Date to Consummate an Initial Business Combination.”

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

Selection of a Target Business and Structuring of a Business Combination

Consistent with our business strategy, we have identified the following general, non-exclusive criteria and guidelines that we believe are important in evaluating prospective targets for our initial Business Combination. We use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial Business Combination with a target that does not meet one or more of these criteria and guidelines, except that we will not enter into an initial Business Combination with a target that operates or plans to operate in violation of U.S. federal law, including the Controlled Substances Act. We expect to weigh potential upside from growth in the target business and an improved capital structure against any identified downside risks. We are initially focusing on target businesses with the following characteristics:

●	Historical and expected growth tracking or exceeding the industry average (30% + CAGR);

●	At least $50 million of revenue with a clear pathway to $200 million over five years;

●	Strong, proven management team with execution capability;

●	Track record of capital efficiency;

●	Fragmented vertical with clear opportunity for consolidation and mergers and acquisitions;

●	Accretive cash flow and margin profile with sizable organic revenue growth potential;

●	Alignment of long-term vision and willingness to retain equity; and

●	Clear pathway for transition towards mid- and large-cap designation.

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

We have initially identified (not exclusively) four vertical markets that fit the above criteria:

Equipment

●	Mission critical equipment to plant touching companies;

●	Extraction, agriculture, and post-processing machinery; and

●	Defensible profit margins due to competitive advantage and intellectual property, or IP.

Hardware

●	Ability to scale in a capital-efficient manner;

●	Substantial brand equity and preference over competition;

●	Novel intellectual property and IP moat;

●	Ancillary revenue stream via recurring revenue or tech-enabled offering; and

●	Mission critical hardware for business and consumers.

Technology

●	Focus on B2B and B2B2C business models;

●	E-commerce, delivery, marketplaces and seed-to-sale;

●	Clear market leader with outsized market share penetration; and

●	Demonstrated utility above competition and flywheel to continue growth.

Hydroponics

●	Farming equipment, precision agriculture and cultivation inputs;

●	Preference towards e-commerce vs. brick and mortar;

●	Clear market leader relative to competition;

●	Demonstrated ability to conduct mergers and acquisitions with strong future pipeline; and

●	Differentiation through brand.

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

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many companies have entered into business combinations with special purpose acquisition companies and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many additional special purpose acquisition companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, effort and resources to identify a suitable target for our initial Business Combination.

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

Periodic Reporting and Financial Information

Our Units, shares, and Warrants are registered under the Exchange Act, which causes us to have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, this Annual Report on Form 10-K contains financial statements audited and reported on by our independent registered public accounting firm. You can read our SEC filings at the SEC’s website at www.sec.gov.

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

We were required to evaluate our internal control procedures for the fiscal year ended December 31, 2023, as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Available Information

Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, including exhibits thereto, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge from the SEC’s website (www.sec.gov) or www.acharivc.com. Such documents are available as soon as reasonably practicable after electronic filing of the material with the SEC. Copies of these reports (excluding exhibits) may also be obtained free of charge, upon written request to: Achari Ventures Holdings Corp. I, 60 Walnut Avenue, Suite 400, Clark, New Jersey 07066. We provide references herein to our website for convenience, but our website is not incorporated into this or any of our other filings with the SEC.

ITEM 1A. RISK FACTORS.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Form 10-K and our other filings with the U.S. Securities and Exchange Commission, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. For risk factors related to the Vaso Business Combination, please see the proxy statement/prospectus filed with the SEC on Form S-4/A on February 14, 2024 (Registration No. 333-276422), as may be further amended from time to time.

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

Our Fifth Amended and Restated Certificate of Incorporation provides that we must complete our initial Business Combination on or prior to July 19, 2024 (such amount of time assuming we continue to exercise our Monthly Extension Options as further described herein). We may not be able to find a suitable target business and complete our initial Business Combination within such time period. If we have not completed our initial Business Combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.15 per share (the amount originally deposited in our Trust Account upon the consummation of our Initial Public Offering) and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.15 per share (the amount originally deposited in our Trust Account upon the consummation of our Initial Public Offering) on the redemption of their shares. See “Risk Factors — If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.15 per share (the amount originally deposited in our Trust Account upon the consummation of our Initial Public Offering)” and other risk factors below.

We may also propose additional amendments to our organizational and trust documents, including our Fifth Amended and Restated Certificate of Incorporation and Third Amended and Restated Investment Management Trust Agreement, to extend the time available for us to consummate a Business Combination. In such case, our stockholders would be required to approve such amendment and we would be obligated to offer to redeem our public shares in connection therewith.

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

If we seek stockholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Fifth Amended and Restated Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial Business Combination. A stockholder’s inability to redeem the Excess Shares will reduce their influence over our ability to complete our initial Business Combination and such stockholder could suffer a material loss on their investment in us if they sell Excess Shares in open market transactions. Additionally, a stockholder will not receive redemption distributions with respect to the Excess Shares if we complete our initial Business Combination. And as a result, any stockholder will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell their stock in open market transactions, potentially at a loss.

Achari has been notified by Nasdaq that it is not in compliance with certain standards which Nasdaq requires listed companies meet for their respective securities to continue to be listed and traded on its exchange. If the Company is unable to regain compliance with such continued listing requirements, Nasdaq may choose to delist Achari’s securities from its exchange or may subject the Company to additional restrictions, which may adversely affect the liquidity and trading price of Achari’s securities. In addition, in connection with the Vaso Business Combination, Achari will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, and there can be no guarantee that Achari will be able to satisfy such initial listing requirements in a timely manner or at all.

The Company’s securities are currently listed on Nasdaq and it is anticipated that, following the Vaso Business Combination, Achari’s securities will continue to be listed on Nasdaq. However, there can be no assurance that Achari’s securities will continue to be listed on Nasdaq upon the closing of the Vaso Business Combination, or maintain such listing prior to or subsequent to the closing of the Vaso Business Combination.

In order to maintain the listing of Achari’s securities on Nasdaq prior and subsequent to the closing of the Vaso Business Combination, Achari must maintain certain financial, distribution, liquidity and stock price levels to satisfy Nasdaq’s continued listing requirements. Achari must, among other things, maintain a minimum bid price of $1.00 per share, a minimum amount of stockholders’ equity (generally $2,500,000) and a minimum number of holders of its securities (generally 300 public holders). The foregoing is a brief description of the Nasdaq continued listing requirements applicable to Achari’s securities, and more detailed information about such requirements is set forth in Nasdaq Rule 5550.

Achari has previously been notified by Nasdaq that it is not in compliance with certain of Nasdaq’s continued listing requirements. As of the date hereof, Achari has regained compliance with all such applicable listing requirements, except for Listing Rules 5450(b)(2)(A) and 5450(a)(2), with respect to which it has been granted an extension by Nasdaq until April 2, 2024 to cure such existing continued listing requirement deficiencies. The following is a brief summary of such continued listing requirement deficiencies Nasdaq has notified the Company of and current status:

●	Listing Rule 5450(b)(2)(B). On January 22, 2023, Achari received a letter from Nasdaq indicating that Achari was not in compliance with Listing Rule 5450(b)(2)(B), requiring at least 1,100,000 “Publicly Held Shares.” The letter stated that Achari had 45 calendar days to submit a plan to regain compliance. Achari submitted a plan on March 9, 2023, and after review, on March 30, 2023, Nasdaq granted Achari an extension to regain compliance with Listing Rule 5450(b)(2)(B), until July 21, 2023. On June 22, 2023, Achari received a letter from Nasdaq indicating that Achari was not in compliance with Listing Rule 5450(b)(2)(B). On July 21, 2023, Achari filed a Form 8-K with the SEC disclosing, among other things, certain details regarding Achari’s beneficial ownership and outstanding common stock. On August 7, 2023, Achari received a written notification from Nasdaq indicating that Achari had regained compliance under Listing Rule 5450(b)(2)(B), and accordingly, that such matter was closed. On December 18, 2023, Achari received a separate letter from Nasdaq indicating that Achari was not in compliance with Listing Rule 5450(b)(2)(B), requiring at least 1,100,000 “Publicly Held Shares.” The letter stated that Achari had 45 calendar days to submit a plan to regain compliance. However, after discussion between Nasdaq and the Company with respect to the deficiency cited in such letter, Nasdaq notified the Company that there was not an existing violation of Listing Rule 5450(b)(2)(B) with respect to the Company, and such letter was withdrawn.

●	Listing Rule 5450(b)(2)(C). On February 24, 2023, Achari received a letter from Nasdaq indicating that Achari was not in compliance with Listing Rule 5450(b)(2)(C), requiring a “Market Value” of “Publicly Held Shares” of at least $15 million. The letter stated that Achari had 180 calendar days to regain compliance with Listing Rule 5450(b)(2)(C), or until August 23, 2023. On August 7, 2023, Achari received a written notification from Nasdaq indicating that Achari had regained compliance under Listing Rule 5450(b)(2)(C), and accordingly, that such matter was closed.

●	Listing Rule 5250(c)(1). On April 24, 2023, Achari received a letter from Nasdaq indicating that Achari was not in compliance with Listing Rule 5250(c)(1), as a result of Achari’s delay in filing its Form 10-K for the year ended December 31, 2022. On April 25, 2023, Achari filed its Form 10-K for the year ended December 31, 2022 with the SEC. On April 25, 2023, Achari received a written notification from Nasdaq indicating that Achari had regained compliance under Listing Rule 5250(c)(1), and accordingly, that such matter was closed. On May 23, 2023, Achari received a letter from Nasdaq indicating that Achari was not in compliance with Listing Rule 5250(c)(1), as a result of Achari’s delay in filing its Form 10-Q for the period ended March 31, 2023. On May 26, 2023, Achari filed its Form 10-Q for the period ended March 31, 2023 with the SEC. On June 1, 2023, Achari received a written notification from Nasdaq indicating that Achari had regained compliance under Listing Rule 5250(c)(1), and accordingly, that such matter was closed.

●	Listing Rules 5450(b)(2)(A) and 5450(a)(2). On March 23, 2023, Achari received a letter from Nasdaq notifying Achari that, for the 30 consecutive trading days prior to the date of the letter, Achari’s common stock had traded at a value below the minimum $50,000,000 “Market Value of Listed Securities” (“MVLS”) requirement set forth in Listing Rule 5450(b)(2)(A). The letter stated that Achari had 180 calendar days, or until September 19, 2023, to regain compliance. On October 3, 2023, Achari had not regained compliance with the MVLS requirement because Achari’s MVLS was below the $50,000,000 minimum MVLS requirement for the proceeding 30 consecutive trading days and as a result received a delisting determination letter from Nasdaq. On October 9, 2023, Achari received an additional letter from the Staff stating that on September 3, 2023, Achari reported less than the 400 total shareholders required under Nasdaq Listing Rule 5450(a)(2), and this matter served as an additional basis for delisting the Company’s securities. On December 7, 2023, Achari presented a plan of compliance to the Nasdaq hearings panel and requested an extension to regain compliance. On December 19, 2023, Nasdaq notified Achari that it had granted an extension until April 2, 2024, to cure the existing continued listing deficiencies.

In connection with Achari’s efforts to regain compliance with Nasdaq’s continued listing standards, Achari has previously undertaken certain actions, including, for example, transferring Founder Shares held by the Sponsor to certain members of the Sponsor, in an effort to regain compliance with Listing Rule 5450(b)(2)(B). The Company and our Sponsor may subsequently undertake certain additional actions, which may include, but may not be limited to, further transfers of Founder Shares held by the Sponsor to individual members of the Sponsor, and certain other actions, in order to attempt to regain compliance with Nasdaq’s continued listing standards. For the avoidance of doubt, all Founder Shares previously transferred by the Sponsor to certain members of the Sponsor as described above, and any Founder Shares which may be transferred in a similar fashion in the future, shall remain subject to all applicable transfer restrictions and other limitations as Founder Shares which continue to be held directly by the Sponsor, and no Founder Shares, whether held directly by the Sponsor or members of the Sponsor, or whether held by any other party, shall be eligible to receive liquidating distributions from the Trust Account under any circumstances, including in the event that Achari fails to complete an initial Business Combination, nor shall such transfers (past or present) increase the overall amount of Founder Shares issued or in circulation, or in any way affect Achari’s public stockholders existing percentage ownership of Achari. As of the date hereof, 1,572,400 Founder Shares are held directly by the Sponsor and 927,600 Founder Shares are held directly by members of the Sponsor.

In addition, in connection with the closing of the Vaso Business Combination, Achari will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, and there can be no guarantee that Achari will be able to satisfy such initial listing requirements in a timely manner, or at all. For instance, our stock price would generally be required to be at least $4.00 per share, our stockholders’ equity would generally be required to be at least $5.0 million, and we would be required to have a minimum of 300 round lot holders (with at least 50% of such round lot holders holding securities with a market value of at least $2,500) of our securities. We cannot assure you that we will be able to meet Nasdaq’s initial listing requirements at the time of the closing of our initial Business Combination.

Nasdaq may delist the Company’s securities from trading on its exchange if we cannot cure the existing continued listing deficiencies by April 2, 2024, which could limit investors’ ability to make transactions in the Company’s securities and subject us to additional trading restrictions.

On December 19, 2023, Nasdaq notified the Company that it had granted an extension, until April 2, 2024, to cure the Company’s existing continued listing deficiencies. We cannot assure you that we will be able to regain compliance with the Nasdaq continued listing requirements by April 2, 2024, or at all, or that the Company’s securities will continue to be listed on Nasdaq or any other listing exchange.

If the Company is unable to satisfy Nasdaq’s initial listing requirements in connection with the closing of the Vaso Business Combination, Nasdaq may also move to delist the Company’s securities from trading on its exchange. Such a delisting would likely have a negative effect on the price of the Company’s securities and may impair your ability to sell or purchase the Company’s securities when you wish to do so.

In addition, if Nasdaq delists the Company’s securities from its exchange, Vaso may terminate the Business Combination Agreement. If Vaso were to terminate the Business Combination Agreement, the consummation of the Business Combination could not occur regardless of how you vote on the Proposals, and we would be forced to find a new target for a business combination, or liquidate if we were unable to do so before the timeline set out in our Fifth Amended and Restated Certificate of Incorporation.

If Nasdaq delists the Company’s securities from trading on its exchange and the Company is not able to list its securities on another national securities exchange, the Company’s securities may be quoted on an over-the-counter market. However, if this were to occur, the Company could face significant material adverse consequences, including:

●	a limited availability of market quotations for its securities;

●	reduced liquidity for its securities;

●	a determination that the Company’s common stock is a “penny stock”, which will require brokers trading in such common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for the Company’s securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

As a result, an investor would likely find it more difficult to trade, or to obtain accurate price quotations for, the Company’s securities if our securities are de-listed from Nasdaq. Delisting would likely also reduce the visibility, liquidity and value of the Company’s securities, including as a result of reduced institutional investor interest in the Company, and may increase the volatility of the Company’s securities. Delisting could also cause a loss of confidence of potential business combination partners, which could further harm our ability to consummate a business combination. Alternatively, the Company could take steps to wind down the Company if the Company’s securities are delisted from Nasdaq.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities”. Because our securities are listed on Nasdaq, our units, Public Shares and warrants are considered covered securities under such statute. Although states are preempted from regulating the sale of our securities, this federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their respective states. Further, if we were no longer listed on Nasdaq, our securities would not be considered covered securities, and we may become subject to additional regulation in each state in which we offer our securities, including in connection with a business combination.

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

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable initial Business Combination or optimize our capital structure.

At the time we enter into an agreement for our initial Business Combination, we will not know how many stockholders may exercise their redemption rights, and we therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable initial Business Combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to Chardan Capital Markets, LLC (“Chardan”), as representative of the several underwriters in our Initial Public Offering, will not be adjusted for any shares that are redeemed in connection with an initial Business Combination. The per-share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the per-share value of shares held by non-redeeming stockholders will reflect our obligation to pay the deferred underwriting commissions.

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

Any potential target business with which we enter into negotiations concerning an initial Business Combination will be aware that we must complete our initial Business Combination on or before July 19, 2024 (or such earlier applicable date if we opt not to continue to exercise our remaining Monthly Extension Options). Consequently, such target business may obtain leverage over us in negotiating an initial Business Combination, knowing that if we do not complete our initial Business Combination with that particular target business, we may be unable to complete our initial Business Combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial Business Combination on terms that we would have rejected upon a more comprehensive investigation. See “Extension of Deadline to Consummate an Initial Business Combination” for more information.

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

The increased cost and decreased availability of directors’ and officers’ liability insurance could make it more difficult and more expensive for us to negotiate an initial Business Combination. In order to obtain directors’ and officers’ liability insurance or modify its coverage as a result of becoming a public company, the post-Business Combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors’ and officers’ liability insurance could have an adverse impact on the post-initial Business Combination entity’s ability to attract and retain qualified officers and directors.

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

Our public stockholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of an initial Business Combination, and then only in connection with those public shares that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our Fifth Amended and Restated Certificate of Incorporation (A) to modify the substance or timing of our obligation to offer redemption rights in connection with any proposed initial Business Combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial Business Combination on or prior to July 19, 2024 (or such earlier applicable date if we opt not to continue to exercise our remaining Monthly Extension Options) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity and (iii) the redemption of our public shares if we are unable to complete an initial Business Combination on or prior to July 19, 2024 (or such earlier applicable date if we opt not to continue to exercise our remaining Monthly Extension Options), subject to applicable law and as further described herein. Stockholders who do not exercise their redemption rights in connection with an amendment to our Fifth Amended and Restated Certificate of Incorporation would still be able to exercise their redemption rights in connection with a subsequent Business Combination. In no other circumstances will a public stockholder have any right or interest of any kind in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate their investment, a stockholder may be forced to sell their public shares or warrants, potentially at a loss.

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

We expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar technical, human and other resources to ours, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, because we are obligated to pay cash for the public shares which our public stockholders redeem in connection with our initial Business Combination, target companies will be aware that this may reduce the resources available to us for our initial Business Combination. This may place us at a competitive disadvantage in successfully negotiating an initial Business Combination. If we are unable to complete our initial Business Combination, our public stockholders may receive only approximately $10.15 per share (the amount originally deposited in our Trust Account upon the consummation of our Initial Public Offering) on the liquidation of our Trust Account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.15 per share (the amount originally deposited in our Trust Account upon the consummation of our Initial Public Offering) upon our liquidation. See “Risk Factors— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.15 per share (the amount originally deposited in our Trust Account upon the consummation of our Initial Public Offering)” and other risk factors below.

As the number of special purpose acquisition companies increases, there may be more competition to find an attractive target for an initial Business Combination. This could increase the costs associated with completing our initial Business Combination and may result in our inability to find a suitable target for our initial Business Combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many companies have entered into business combinations with special purpose acquisition companies and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many additional special purpose acquisition companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, effort and resources to identify a suitable target for our initial Business Combination.

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

The funds available to us to pursue an initial Business Combination are currently limited to the working capital held outside our Trust Account. If we are required to seek additional capital, we would need to borrow funds from our Sponsor, management team or other third parties to operate or may be forced to liquidate. None of our Sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial Business Combination. Up to $1,500,000 of such loans may be convertible into private placement-equivalent warrants at a price of $0.75 per warrant at the option of the lender. The $1,500,000 limit of conversion does not apply to notes issued to our Sponsor in connection with the funding of an exercise of a Monthly Extension Option. Prior to the completion of our initial Business Combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we are unable to obtain these loans, we may be unable to complete our initial Business Combination. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public stockholders may only receive approximately $10.15 per share (the amount originally deposited in our Trust Account upon the consummation of our Initial Public Offering) on our redemption of our public shares and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.15 per share (the amount originally deposited in our Trust Account upon the consummation of our Initial Public Offering) on the redemption of their shares. See “Risk Factors— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.15 per share (the amount originally deposited in our Trust Account upon the consummation of our Initial Public Offering)” and other risk factors below.

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

Our placing of funds in the Trust Account upon the consummation of our Initial Public Offering may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (except for our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Withum Smith+Brown PC, our independent registered public accounting firm, the underwriters of the Initial Public Offering and Katten Muchin Rosenman LLP, our legal counsel, have not executed agreements with us waiving such claims to the monies held in the Trust Account.

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

Under the Delaware General Corporation Law (the “DGCL”), stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial Business Combination on or prior to July 19, 2024 (or such earlier applicable date if we opt not to continue to exercise our remaining Monthly Extension Options) may be considered a liquidating distribution under Delaware law.

If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares promptly following July 19, 2024 (or such earlier applicable date if we opt not to continue to exercise our remaining Monthly Extension Options) in the event we do not complete our initial Business Combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial Business Combination on or prior to July 19, 2024 (or such earlier applicable date if we opt not to continue to exercise our remaining Monthly Extension Options), is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any specific target businesses with which to pursue our initial Business Combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We are not limited to completing an initial Business Combination in any industry or geographical region, although we will not, under our Fifth Amended and Restated Certificate of Incorporation, be permitted to effectuate our initial Business Combination with another blank check company or similar company with nominal operations. Additionally, it may be difficult or impossible to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial Business Combination, we may be affected by numerous risks inherent in the business operations with which we combine. Notwithstanding the foregoing, we will not invest in or consummate an initial Business Combination with a target business that we determine has been operating, or has plans to operate, in violation of U.S. federal laws, including the Controlled Substances Act.

For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our securities will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders who choose to remain stockholders following our initial Business Combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the initial Business Combination contained an actionable material misstatement or material omission.

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

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial Business Combination will not have all of these positive attributes. If we complete our initial Business Combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective initial Business Combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial Business Combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial Business Combination, our public stockholders may receive only approximately $10.15 per share (the amount originally deposited in our Trust Account upon the consummation of our Initial Public Offering) on the liquidation of our Trust Account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.15 per share (the amount originally deposited in our Trust Account upon the consummation of our Initial Public Offering) on the redemption of their shares. See “Risk Factors— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.15 per share (the amount originally deposited in our Trust Account upon the consummation of our Initial Public Offering)” and other risk factors below.

We may seek initial Business Combination opportunities with a financially unstable business or an entity lacking an established record of revenue, cash flow or earnings, which could subject us to volatile revenues, cash flows or earnings or difficulty in retaining key personnel.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with the Annual Report on Form 10-K for the year ended December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our initial Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such Business Combination.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete an initial Business Combination with which a substantial majority of our stockholders do not agree.

Our Fifth Amended and Restated Certificate of Incorporation does not provide a specified maximum redemption threshold. As a result, we may be able to complete our initial Business Combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial Business Combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all public shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial Business Combination exceed the aggregate amount of cash available to us, we will not complete the initial Business Combination or redeem any shares, all public shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate Business Combination.

The provisions of our Fifth Amended and Restated Certificate of Incorporation that relate to our pre-initial Business Combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account), may be amended with the approval of holders of 65% of our Common Stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our Fifth Amended and Restated Certificate of Incorporation and the Third Amended and Restated Investment Management Trust Agreement to facilitate the completion of an initial Business Combination that some of our stockholders may not support.

Our Fifth Amended and Restated Certificate of Incorporation provides that any of its provisions related to pre-initial Business Combination activity (including the requirement to deposit proceeds of the Initial Public Offering and the Private Placement Warrants into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein and including to permit us to withdraw funds from the Trust Account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated) may be amended if approved by holders of 65% of our Common Stock entitled to vote thereon, and corresponding provisions of the Third Amended and Restated Investment Management Trust Agreement governing the release of funds from our Trust Account may be amended if approved by holders of 65% of our Common Stock entitled to vote thereon. In all other instances, our Fifth Amended and Restated Certificate of Incorporation may be amended by holders of a majority of our outstanding Common Stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. We may not issue additional securities that can vote on amendments to our Fifth Amended and Restated Certificate of Incorporation. Our initial stockholders, who collectively beneficially owned up to 20% of our Common Stock following the closing of the Initial Public Offering (assuming they did not purchase any Units in the Initial Public Offering or thereafter), will participate in any vote to amend our Fifth Amended and Restated Certificate of Incorporation and/or our Third Amended and Restated Investment Management Trust Agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our Fifth Amended and Restated Certificate of Incorporation which govern our pre-initial Business Combination behavior more easily than some other blank check companies, and this may increase our ability to complete an initial Business Combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our Fifth Amended and Restated Certificate of Incorporation.

Our Sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our Fifth Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of our obligation to offer redemption rights in connection with any proposed initial Business Combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial Business Combination on or prior to July 19, 2024 (or such earlier applicable date if we opt not to continue to exercise our remaining Monthly Extension Options), or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity, unless we provide our public stockholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, divided by the number of then outstanding public shares. These agreements are contained in a letter agreement that we have entered into with our Sponsor, officers and directors. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

In order to effectuate an initial Business Combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure our stockholders that we will not seek to amend our Fifth Amended and Restated Certificate of Incorporation or governing instruments in a manner that will make it easier for us to complete our initial Business Combination that our stockholders may not support.

In order to effectuate an initial Business Combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. To the extent we seek to amend our organizational documents in a way that would be deemed to fundamentally change the nature of any securities offered through the Initial Public Offering, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our Fifth Amended and Restated Certificate of Incorporation or governing instruments or further extend the time to consummate an initial Business Combination in order to effectuate our initial Business Combination (in addition to the extension of time permitted through the exercise of our remaining Monthly Extension Options).

Alternatively, we may propose an amendment to our Fifth Amended and Restated Certificate of Incorporation to extend the timing of our obligation to allow redemption in connection with our initial Business Combination. In such case, our stockholders would be required to approve such amendment and we would be obligated to offer to redeem our public shares in connection therewith.

We may issue our shares to investors in connection with our initial Business Combination at a price that is less than the prevailing market price of our shares at that time.

In connection with our initial Business Combination, we may issue shares to investors in private placement transactions (so-called PIPE transactions) at a price of $10.00 per share or which approximates the per-share amounts in our Trust Account at such time, which is generally approximately $10.00. The purpose of such issuances will be to enable us to provide sufficient liquidity to the post-initial Business Combination entity. The price of the shares we issue may therefore be less, and potentially significantly less, than the market price for our shares at such time.

We may be unable to obtain additional financing to complete our initial Business Combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

We intend to target businesses larger than we could acquire with the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants. As a result, we may be required to seek additional financing to complete such proposed initial Business Combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial Business Combination, we would be compelled to either restructure the transaction or abandon that particular Business Combination and seek an alternative target business candidate. Further, the amount of additional financing we may be required to obtain could increase as a result of future growth capital needs for any particular transaction, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial Business Combination and/or the terms of negotiated transactions to purchase shares in connection with our initial Business Combination. If we are unable to complete our initial Business Combination, our public stockholders may receive only approximately $10.15 per share (the amount originally deposited in our Trust Account upon the consummation of our Initial Public Offering) plus any pro rata interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes on the liquidation of our Trust Account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial Business Combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial Business Combination. If we are unable to complete our initial Business Combination, our public stockholders may only receive approximately $10.15 per share (the amount originally deposited in our Trust Account upon the consummation of our Initial Public Offering) on the liquidation of our Trust Account and our warrants will expire worthless. Furthermore, as described in the risk factor entitled “If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.15 per share (the amount originally deposited in our Trust Account upon the consummation of our Initial Public Offering),” under certain circumstances our public stockholders may receive less than $10.15 per share (the amount originally deposited in our Trust Account upon the consummation of our Initial Public Offering) upon the liquidation of the Trust Account.

Our initial stockholders may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our initial stockholders owned shares representing 20% of our issued and outstanding shares of Common Stock upon the consummation of our Initial Public Offering and a greater percentage as a result of the redemptions which occurred at the Special Meeting in connection with the adoption of our Fifth Amended and Restated Certificate of Incorporation. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our Fifth Amended and Restated Certificate of Incorporation and approval of major corporate transactions. If our initial stockholders purchased any Units in the Initial Public Offering or if our initial stockholders purchase any additional shares of Common Stock in the aftermarket or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our public shares. In addition, our board of directors, whose members were elected by our initial stockholders, is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold a second annual meeting of stockholders to elect new directors prior to the completion of our initial Business Combination, in which case all of the current directors will continue in office until at least the completion of the initial Business Combination. If there is a second annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our initial Business Combination.

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

Our ability to successfully effect our initial Business Combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial Business Combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we employ after our initial Business Combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements. In addition, the officers and directors of an initial Business Combination candidate may resign upon completion of our initial Business Combination. The departure of an initial Business Combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an initial Business Combination candidate’s key personnel upon the completion of our initial Business Combination cannot be ascertained at this time. Although we contemplate that certain members of an initial Business Combination candidate’s management team will remain associated with the initial Business Combination candidate following our initial Business Combination, it is possible that members of the management of an initial Business Combination candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post- combination business.

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

If we effect our initial Business Combination with a company with operations or opportunities outside of the United States, we may be subject to special considerations or risks associated with companies operating in an international setting, including any of the following:

●	higher costs and difficulties inherent in managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future Business Combinations may be effected;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	longer payment cycles and challenges in collecting accounts receivable;

●	tax issues, including but not limited to tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	cultural and language differences;

●	employment regulations;

●	changes in industry, regulatory or environmental standards within the jurisdictions where we operate;

●	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars;

●	deterioration of political relations with the United States; and

●	government appropriations of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer, which may adversely impact our results of operations and financial condition.

We may be deemed a “foreign person” under the regulations relating to CFIUS and our failure to obtain any required approvals within the requisite time period may require us to liquidate.

Our Sponsor is not controlled by and does not have substantial ties with any non-U.S. person. Mr. Desai, who is the Company’s Chief Executive Officer, is a U.S. citizen. As a result, we do not expect the Company to be considered a “foreign person” under the regulations administered by the Committee on Foreign Investment in the United States (“CFIUS”). However, if our initial Business Combination becomes subject to CFIUS review, CFIUS may decide to block or delay our initial Business Combination, impose conditions to mitigate national security concerns with respect to such initial Business Combination or order us to divest all or a portion of a U.S. business of the combined company without first obtaining CFIUS clearance, which may limit the attractiveness of or prevent us from pursuing certain initial Business Combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete a initial Business Combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies.

Moreover, the process of government review, whether by the CFIUS or otherwise, could be lengthy and we have limited time to complete our initial Business Combination. If we cannot complete our initial Business Combination on or prior to July 19, 2024 (or such earlier applicable date if we opt not to continue to exercise our remaining Monthly Extension Options), because the review process drags on beyond such timeframe or because our initial Business Combination is ultimately prohibited by CFIUS or another U.S. government entity, we may be required to liquidate. If we liquidate, our public stockholders may only receive an amount per share that will be determined by when we liquidate, and our warrants will expire worthless. This will also cause you to lose the investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

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

We may choose to incur substantial debt to complete our initial Business Combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account. As such, no issuance of debt will affect the per-share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial Business Combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our Common Stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Common Stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

●	other disadvantages compared to our competitors who have less debt.

We may only be able to complete an initial Business Combination with the proceeds from the Initial Public Offering and the sale of the Private Placement Warrants which will cause us to be solely dependent on a single business which may have a limited number of services and limited operating activities. This lack of diversification may negatively impact our operating results and profitability.

As a result of the shareholder redemptions we experienced in connection with the adoption of our Fifth Amended and Restated Certificate of Incorporation, the funds available in our Trust Account and available for payment of consideration in connection with a potential initial Business Combination were diminished. As of March 19, 2024, we had approximately $6,145,817 in our Trust Account.

We may effectuate our initial Business Combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial Business Combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial Business Combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several Business Combinations in different industries or different areas of a single industry. In addition, we intend to focus our search for an initial Business Combination in a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset, or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

Our initial Business Combination and our structure thereafter may not be tax-efficient to our shareholders and warrant holders. As a result of our initial Business Combination, our tax obligations may be more complex, burdensome and uncertain.

Although we will attempt to structure our initial Business Combination in a tax-efficient manner, tax structuring considerations are complex, the relevant facts and law are uncertain and may change, and we may prioritize commercial and other considerations over tax considerations. For example, in connection with our initial Business Combination and subject to any requisite shareholder approval, we may structure our initial Business Combination in a manner that requires shareholders and/or warrant holders to recognize gain or income for tax purposes, effect an initial Business Combination with a target company in another jurisdiction, or reincorporate in a different jurisdiction (including, but not limited to, the jurisdiction in which the target company or business is located). We do not intend to make any cash distributions to shareholders or warrant holders to pay taxes in connection with our initial Business Combination or thereafter. Accordingly, a shareholder or a warrant holder may need to satisfy any liability resulting from our initial Business Combination with cash from its own funds or by selling all or a portion of the shares received. In addition, shareholders and warrant holders may also be subject to additional income, withholding or other taxes with respect to their ownership of us after our initial Business Combination.

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

Risks Relating to the Vaso Business Combination

We cannot assure you that we will be able to complete the proposed Vaso Business Combination or complete an alternative Initial Business Combination by July 19, 2024, the date by which we are required to complete our Initial Business Combination or be forced to liquidate (or such earlier applicable date if we opt not to continue to exercise our remaining Monthly Extension Options).

If we are not able to complete the Vaso Business Combination with Vaso Corporation or complete an alternative Initial Business Combination by July 19, 2024 (or such earlier applicable date if we opt not to continue to exercise our remaining Monthly Extension Options), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, the public stockholders would only receive the applicable per-share price described above in connection with redeeming their shares and the public warrants would expire worthless.

The proposed Vaso Business Combination may not be completed on the anticipated terms, and there are uncertainties and risks related to consummating the proposed Vaso Business Combination.

The Closing may not be completed on the anticipated terms, and there are uncertainties and risks related to consummating the proposed Vaso Business Combination. Even if the Vaso Business Combination Agreement is approved by the stockholders of the Company, specified conditions must be satisfied or waived before the parties to Vaso Business Combination Agreement are obligated to complete the Vaso Business Combination. The Company does not control the satisfaction of all of such conditions. The Company and Vaso may not satisfy all of the closing conditions in the Vaso Business Combination Agreement. If the closing conditions are not satisfied or waived, the Vaso Business Combination will not occur, or will be delayed pending later satisfaction or waiver, and such delay may cause the Company and Vaso to each lose some or all of the intended benefits of the Vaso Business Combination.

Subsequent to the Closing of our proposed Vaso Business Combination, the Surviving Company may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on its financial condition and the share price of the Company’s Common Stock, which could cause you to lose some or all of your investment.

Although the Company has conducted due diligence on Vaso, it cannot assure you that this diligence has identified all material issues that may be present within Vaso, that it is possible to uncover all material issues through a customary amount of due diligence, or that factors outside of Vaso’s and outside of the Company’s or the Surviving Company’s control will not later arise. As a result of these factors, the Surviving Company may be forced to later write-down or write-off assets, restructure its operations, or incur impairment or other charges that could result in it reporting losses. Even if due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with the Company’s preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on the Company’s liquidity, the fact that the Company reports charges of this nature could contribute to negative market perceptions about the Company or its securities. Accordingly, any of the Company’s public stockholders who choose to remain stockholders of the Company following the Vaso Business Combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation relating to the Vaso Business Combination contained an actionable material misstatement or material omission.

An active, liquid trading market for the Company’s securities may not develop, which may limit your ability to sell such securities.

An active trading market for the Company’s securities may never develop or be sustained following the consummation of the Vaso Business Combination. A public trading market having the desirable characteristics of depth, liquidity and orderliness depends upon the existence of willing buyers and sellers at any given time, such existence being dependent upon the individual decisions of buyers and sellers over which neither we nor any market maker has control. The failure of an active and liquid trading market to develop and continue would likely have a material adverse effect on the value of the Company’s Common Stock. The market price of the Company’s Common Stock may decline, and you may not be able to sell your shares of the Company’s Common Stock at all. An inactive market may also impair our ability to raise capital to continue to fund operations by issuing shares of the Company’s Common Stock.

During the pendency of the proposed Vaso Business Combination, the Company will not be able to enter into a business combination with another party because of restrictions in the Vaso Business Combination Agreement. Furthermore, certain provisions of the Vaso Business Combination Agreement will discourage third parties from submitting alternative takeover proposals, including proposals that may be superior to the arrangements contemplated by the Vaso Business Combination Agreement.

Covenants in the Vaso Business Combination Agreement impede the ability of the Company to make acquisitions or complete other transactions that are not in the ordinary course of business pending completion of the Vaso Business Combination. As a result, the Company may be at a disadvantage to its competitors during that period. While the Vaso Business Combination Agreement is in effect, neither the Company nor Vaso nor any of their respective affiliates, subsidiaries or representatives may (a) solicit or initiate any competing transaction or take any action to knowingly facilitate or encourage any person or group of persons other than the parties and their respective affiliates, representatives and agents (a “Competing Party”), to enter into any agreement in principle, letter of intent, term sheet or definitive agreement, or make any filing with the SEC (including the filing of any registration statement) or other governmental entity, with respect to a competing transaction; (b) enter into, participate in or continue or otherwise engage in any discussions or negotiations with any Competing Party regarding a competing transaction; (c) furnish (including through any virtual data room) any information relating to any party or subsidiary thereof or any of their respective assets or businesses, or afford access to the assets, business, properties, books or records of any party or any subsidiary thereof to a Competing Party, in all cases, for the purpose of assisting with or facilitating a competing transaction; (d) approve, endorse or recommend any competing transaction; or (e) enter into a competing transaction or any agreement, arrangement or understanding (including any letter of intent or term sheet) relating to a competing transaction or publicly announce an intention to do so. If the Vaso Business Combination is not completed, these provisions will make it more difficult to complete an alternative business combination following the termination of the Vaso Business Combination Agreement due to the passage of time during which these provisions have remained in effect.

We and Vaso will incur significant transaction and transition costs in connection with the proposed Vaso Business Combination.

We and Vaso expect to incur significant, non-recurring costs in connection with consummating the Vaso Business Combination and operating as a public company following the consummation of the Vaso Business Combination. We and Vaso may also incur additional costs to retain key employees. We will incur and be responsible for the expenses and fees as set forth in, and in connection with, the Vaso Business Combination Agreement. There can be no assurance that such fees and expenses will not be greater than expected or that there will be no unexpected costs related to the Vaso Business Combination.

Our Sponsor, our officers and our directors may be argued to have interests which differ from, conflict with, or are adverse to, the interests of our other stakeholders, including the holders of our Public Shares and of our other securities, and such differing, conflicting or adverse interests may have influenced, or influence in the future, their support for the Vaso Business Combination.

The personal and financial interests of our Sponsor, our officers and our directors may have influenced, or may influence in the future, their respective motivations for identifying and selecting Vaso as a target for our initial Business Combination, their support for entering into the Vaso Business Combination Agreement, their support for completing the Vaso Business Combination and with respect to their views regarding the on-going operations of the combined company following the consummation of the Vaso Business Combination. Circumstances which may be argued to potentially give rise to conflicting interests with respect to our Sponsor, our officers and our directors and our other stakeholders, including the holders of our Public Shares and our other security holders include, but are not limited to, the fact that:

●	Immediately prior to the consummation of the Vaso Business Combination, our Sponsor will own 2,500,000 Founder Shares, which were acquired by the Sponsor prior to our IPO for an aggregate purchase price of $25,000. Certain of the Company’s officers have pecuniary interests in such Founder Shares through their direct or indirect ownership interests in the Sponsor. Based on a sales price of $10.95 per Founder Share, $10.95 being the last reported sales price of our Common Stock as reported by Nasdaq on March 22, 2024, such Founder Shares could be deemed to have an approximate market value of $27,375,000 as of such date (provided that such figure does not give effect to the forfeiture of 1,750,000 Founder Shares by the Sponsor pursuant to the terms of the Vaso Business Combination Agreement, which will result in the Sponsor holding 750,000 Founder Shares immediately following the consummation of the Vaso Business Combination, and would therefore result in such remaining Founder Shares potentially being deemed to have a market value of $8,212,500 (utilizing the same $10.95 per Founder Share market price as used for the previous calculation)). In the event we do not consummate the Vaso Business Combination, or any other Business Combination, we will likely choose to terminate our operations and liquidate, which will have the effect of rendering such Founder Shares held by our Sponsor valueless. Therefore, our Sponsor will lose its entire investment in the Founder Shares if an initial Business Combination is not completed, a circumstance which may be argued to create a conflict of interest that may have caused, cause or otherwise motivate our Sponsor, our officers and our directors to support and/or approve the Vaso Business Combination, or any other Business Combination, in lieu of liquidating the Company, potentially at the expense of our other stakeholders. Additionally, the Sponsor and Vaso have agreed to enter into a Put Option Agreement in connection with the Vaso Business Combination, whereby Vaso shall grant certain put rights (the “Put Option”) to the Sponsor with respect to the Founder Shares held by the Sponsor following the consummation of the Vaso Business Combination, with such Put Option requiring Vaso to purchase the Founder Shares held by the Sponsor following the closing of the transaction from the Sponsor, at the Sponsor’s election, at certain pre-agreed times and prices, including notably at a minimum purchase price of $8.00 per Founder Share (subject to certain adjustments and exceptions as further described in the Put Option Agreement). If the Sponsor exercises the Put Option granted to it pursuant to the Put Option Agreement in full and at a purchase price of $8.00 per Founder Share, the Sponsor shall receive aggregate proceeds of $6,000,000 as a result of the sale to Vaso of the 750,000 Founder Shares it will hold following the closing of the Vaso Business Combination. No other parties besides the Sponsor shall receive similar rights as those granted to the Sponsor in connection with the Put Option Agreement with respect to the Vaso Business Combination. The existence of the Put Option may therefore be argued to create a further incentive for our Sponsor, our officers and our directors to have supported entry into the Vaso Business Combination Agreement and to support the consummation of the Vaso Business Combination, potentially at the expense of our other stakeholders, which are not receiving similar rights to those granted to the Sponsor by the Put Option Agreement.

●	Immediately prior to the consummation of the Vaso Business Combination, our Sponsor will own 7,133,333 Private Placement Warrants, which were purchased by the Sponsor concurrently with the closing of our IPO for an aggregate purchase price of $5,350,000. Certain of the Company’s officers have pecuniary interests in such Private Placement Warrants through their direct or indirect ownership interests in the Sponsor. Based on a sales price of $0.0315 per Private Placement Warrant, $0.0315 being the last reported sales price of our public warrants as reported by Nasdaq on March 22, 2024, such Private Placement Warrants could be deemed to have an approximate market value of $224,700 as of such date (provided that such figure does not give effect to the forfeiture of 6,133,000 Private Placement Warrants by the Sponsor pursuant to the terms of the Vaso Business Combination Agreement, which will result in the Sponsor holding 1,000,000 Private Placement Warrants immediately following the consummation of the Vaso Business Combination, and would therefore result in such remaining Private Placement Warrants potentially being deemed to have a market value of $31,500 (utilizing the same $0.0315 per Private Placement Warrant market price as used for the previous calculation)). In the event we do not consummate the Vaso Business Combination, or any other initial Business Combination, we will likely choose to terminate our operations and liquidate, which will have the effect of rendering such Private Placement Warrants held by our Sponsor valueless. Therefore, our Sponsor will lose its entire investment in the Private Placement Warrants if an initial Business Combination is not completed, a circumstance which may be argued to create a conflict of interest that may have caused, cause or otherwise motivate our Sponsor, our officers and our directors to support and/or approve the Vaso Business Combination, or any other initial Business Combination, in lieu of liquidating the Company, potentially at the expense of our other stakeholders.

●	Our Fifth Amended and Restated Certificate of Incorporation requires the Company to complete an initial Business Combination prior to July 19, 2024 (assuming the Company exercises in full each of its Monthly Extension Options, unless the Company submits, and its stockholders approve an extension of such deadline). As of January 2, 2024, the Sponsor and its affiliates had invested a total of $5,742,000 in the Company, such investment consisting of (i) $25,000 with respect to the purchase of 2,500,000 Founder Shares prior to the Company’s IPO, (ii) $5,350,000 with respect to the purchase of 7,133,333 Private Placement Warrants concurrently with the Company’s IPO and (iii) $367,000 of working capital loans made by the Sponsor to the Company. The Sponsor may also ultimately be found responsible for third-party accrued and unpaid expenses incurred by the Company if an initial Business Combination is not consummated prior to the termination deadline. If the Vaso Business Combination, or any other initial Business Combination is not consummated, in a timely manner, or at all, and in any respect prior to the July 19, 2024 termination deadline, the Company will be forced to wind up, dissolve and liquidate in accordance with the Fifth Amended and Restated Certificate of Incorporation promptly following the expiration of such deadline, at which time the Sponsor’s full investment in Company would be rendered valueless. The existence of a termination deadline with respect to the consummation of an initial Business Combination may be argued to create a conflict of interest that may have caused, cause or otherwise motivate our Sponsor, our officers and our directors to support and/or approve the Vaso Business Combination, or any other initial Business Combination, in order to increase the likelihood of consummating an initial Business Combination prior to such termination deadline and in lieu of liquidating the Company, potentially at the expense of our other stakeholders.

●	Certain of our officers and the members of our board of directors may now, or in the future, have interests with respect to the Vaso Business Combination and the on-going operations of the combined company following the consummation of the Vaso Business Combination which differ from yours, including, for example, arrangements for continued service as directors or in other roles with respect to the combined company following the consummation of the Vaso Business Combination, which such individuals may be compensated for, in various forms. Although at this time it is not anticipated that any of the Company’s current officers or directors will have any such roles in the combined company, such officers and directors may have such roles in the future.

●	Our Sponsor and each of our directors and officers have each agreed to (i) waive their redemption rights with respect to any Public Shares they may hold in connection with the consummation of the Vaso Business Combination, with any Public Shares held by them excluded from the pro rata calculation used to determine the per-share redemption price with respect to the Common Stock redemptions from our Trust Account in connection with the public vote to approve the Vaso Business Combination as well as (ii) vote any shares of the Common Stock owned by them in favor of the Vaso Business Combination. Although the Sponsor, our officers and our directors do not own any shares of our Common Stock apart from their direct or indirect ownership of our Founder Shares, such ownership of our Founder Shares currently confers them with a collective ownership of 81.9% of our issued and outstanding shares of Common Stock, and as a result a majority of the voting power associated with our Common Stock. The voting power conferred by such majority ownership by our Sponsor, our officers and our directors may be argued to create potential conflicts with respect to the support and approval of the Vaso Business Combination when compared to minority shareholders.

●	To finance transaction costs in connection with an initial Business Combination our Sponsor has provided the Company working capital in the form of loans. If the Company consummates an initial Business Combination, the Company may repay such working capital loans out of any proceeds of the Trust Account released to the Company. Otherwise, such working capital loans would only be repaid only out of funds held outside the Trust Account, if any. As of the date hereof, the Sponsor has funded working capital loans to the Company totaling $367,000. The existence of such working capital loans made by the Sponsor to the Company may be deemed to have created a conflict of interest by influencing the Sponsor, our officers and our directors to support the Vaso Business Combination in an effort to recoup the value of such working capital loans.

●	Pursuant to the terms of the Vaso Business Combination Agreement, at the effective time of the Vaso Business Combination, the Company’s certificate of incorporation and the bylaws will, from and after the consummation of the Vaso Business Combination, contain provisions no less favorable with respect to indemnification, exculpation, advancement and expense reimbursement than are set forth in the Company’s current governing documents, which provisions may not be amended, repealed or otherwise modified for a period of six years from the consummation of the Vaso Business Combination in any manner that would affect adversely the rights thereunder of any individual who, at or prior to the consummation of the Vaso Business Combination, served as a director, manager or officer of the Company, unless such modification shall be required by applicable law. The existence of such provisions with respect to indemnification, exculpation, advancement and expense reimbursement in the Vaso Business Combination Agreement may be argued to create a conflict of interest that may have caused, cause or otherwise motivate our Sponsor, our officers and our directors to support and/or approve the Vaso Business Combination, or any other initial Business Combination, in order to increase the likelihood of receiving the benefit of such provisions, potentially at the expense of our other stakeholders.

For more information concerning the interests of the Sponsor and the Company’s officers and directors, please see the proxy statement/prospectus filed with the SEC on Form S-4/A on February 14, 2024 (Registration No. 333-276422), as may be amended from time to time.

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

We may consummate an initial Business Combination with a company in any industry we choose and are not limited to any particular industry or type of business. Although initially we intended to focus our search in the cannabis industry, we have entered into the Vaso Business Combination Agreement with Vaso, a company involved in the medical device and medical sales industry. Although our management will endeavor to evaluate the risks inherent in any particular Business Combination candidate (including Vaso), we cannot assure you that we will adequately ascertain or assess (or have adequately ascertained or assessed) all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in an initial Business Combination candidate. Our management’s expertise may not be directly applicable to the evaluation or operation of Vaso or any other Business Combination target we pursue outside of the areas of our management’s expertise, and the information contained in this Form 10-K regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any stockholders who choose to remain stockholders following our initial Business Combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

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

In February 2021, our Sponsor purchased 2,156,250 Founder Shares, and in June 2021, we effected a 1.3333-for-1.0 stock split of our Common Stock, so that our Sponsor owned an aggregate of 2,875,000 Founder Shares prior to the Initial Public Offering. Our Sponsor paid an aggregate purchase price of $25,000, or approximately $0.009 per share, for the Founder Shares. The number of Founder Shares issued was determined based on the expectation that such Founder Shares would represent 20% of the outstanding shares after the Initial Public Offering. On November 29, 2021, the Sponsor forfeited 375,000 of such Founder Shares due to the expiration of the over-allotment option. As of December 31, 2023, our Sponsor continued to hold a balance of 2,500,000 Founder Shares. The Founder Shares will be worthless if we do not complete an initial Business Combination. In addition, our Sponsor purchased an aggregate of 7,133,333 Private Placement Warrants, each exercisable for three quarters of one share of Common Stock at $11.50 per share, for a purchase price of $5,350,000, or $0.75 per warrant, that will also be worthless if we do not complete an initial Business Combination. Holders of Founder Shares have agreed (A) to vote any shares owned by them in favor of any proposed initial Business Combination and (B) not to redeem any Founder Shares in connection with a stockholder vote to approve a proposed initial Business Combination. In addition, we may obtain loans from our Sponsor, affiliates of our Sponsor or an officer or director. The Private Placement Warrants will also be worthless if we do not complete our initial Business Combination. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target Business Combination, completing an initial Business Combination and influencing the operation of the business following the initial Business Combination. This risk may become more acute as the deadline for our completion of an initial Business Combination approaches.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial Business Combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for an initial Business Combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial Business Combination. Each of our officers is engaged in other business endeavors for which he may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors may also serve as officers or board members for other entities. Our officers have agreed not to become an officer or director of any other cannabis-focused special purpose acquisition company with a class of securities registered under the Exchange Act until we have announced a definitive agreement regarding our initial Business Combination or we have failed to complete our initial Business Combination on or prior to July 19, 2024 (or such earlier applicable date if we opt not to continue to exercise our remaining Monthly Extension Options). If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial Business Combination. For a complete discussion of our officers’ and directors’ other business affairs, please see the section of this Form 10-K entitled “Our Management Team.”

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

Accordingly, they may participate in transactions and have obligations that may be in conflict or competition with our consummation of our initial Business Combination. As a result, a potential target business may be presented by our management team to another entity prior to its presentation to us and we may not be afforded the opportunity to engage in a transaction with such target business. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to other entities prior to its presentation to us, subject to our officers’ and directors’ fiduciary duties under Delaware law. Our Fifth Amended and Restated Certificate of Incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

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

We may seek initial Business Combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.

We may seek initial Business Combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the initial Business Combination may not be as successful as we anticipate.

To the extent we complete our initial Business Combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our management team will endeavor to evaluate the risks inherent in a particular target business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our initial Business Combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such combination may not be as successful as a combination with a smaller, less complex organization.

Risks Relating to Our Securities

If we are deemed to be an investment company under the Investment Company Act, we may be required to comply with burdensome regulatory requirements and our activities may generally be restricted, which may make it difficult to complete an initial Business Combination or force us to abandon our efforts to complete an initial Business Combination entirely.

If we are deemed to be an investment company under the Investment Company Act, we may face restrictions with respect to the nature of investments we may make or hold and with respect to our ability to issue securities, each of which may make it difficult for us to complete an initial Business Combination. In addition, if we are deemed to be an investment company under the Investment Company Act, we would expect to be (i) required to register as an investment company, (ii) adopt a a specific form of corporate structure (iii) required to institute certain reporting, record keeping, voting, proxy and disclosure requirements and comply with certain other rules and regulations, each of which may render it impossible for us to consummate an initial Business Combination.

In order not to be regulated as an investment company under the Investment Company Act, unless it can qualify for an exclusion, a company must ensure that it is engaged primarily in a business other than investing, reinvesting or trading of securities, and that its activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of the company’s assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. The SEC recently provided guidance that the determination of whether a special purpose acquisition company, like the Company, is an “investment company” under the Investment Company Act is a facts and circumstances determination requiring individualized analysis and depends on a variety of factors, including a SPAC’s duration, asset composition, business purpose and activities, and “is a question of facts and circumstances” requiring individualized analysis. When applying these factors to the Company, we do not believe that our principal activities presently, or in the future, would require us to register as an investment company under the Investment Company Act, however we cannot guarantee or provide any assurance with respect to an analysis of such factors in connection with a review of the Company under the Investment Company Act. Our Company was formed for the purpose of completing an initial Business Combination with one or more businesses. Since our inception, our business has been and will continue to be focused on identifying and completing an initial Business Combination, and thereafter, operating the post-transaction business or assets for the long term. We also do not plan to buy businesses or assets with a view to resale or profit from their resale, and we do not plan to buy unrelated businesses or assets or otherwise be a passive investor. In addition, the proceeds held in our Trust Account were previously invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations until the 24-month anniversary of our IPO, when, to mitigate the potential risk that we could be deemed to be an investment company under the Investment Company Act, we instructed the Trustee of our Trust Account to liquidate such investments and to hold such funds in cash or in interest-bearing demand deposit accounts at a national bank. Pursuant to our Investment Management Trust Agreement, the Trustee is not permitted to invest in other securities or assets or in a manner otherwise than we direct. By restricting the investment of the proceeds in this manner, and by focusing our directors’ and officers’ time toward operating our business for the purpose of acquiring and growing businesses for the long term (rather than buying and selling businesses in the manner of a merchant bank or private equity fund or investing in assets for the purpose of achieving investment returns on such assets), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Further, investing in our securities is not intended for persons who are seeking a return on investments in government securities or investment securities. Instead, the Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial Business Combination; (ii) the redemption of any Public Shares properly submitted for redemption in connection with a stockholder vote to approve certain amendments to our organizational documents or (iii) absent an initial Business Combination before the deadline set forth in our Fifth Amended and Restated Certificate of Incorporation, the return of the funds held in the Trust Account to our public stockholders as part of a redemption of the Public Shares in connection with our liquidation. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act.

If we are deemed to be an investment company for purposes of the Investment Company Act, we would need to register as such under the Investment Company Act and compliance with the additional regulatory burdens associated with such a registration would require additional expenses for which we have not allotted funds and would likely hinder or render impossible our ability to complete an initial Business Combination, in which case our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our securities following such a transaction, and any Public Warrants would expire worthless.

We may issue additional Common Stock or preferred stock to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our Fifth Amended and Restated Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of Common Stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. Immediately after the Initial Public Offering, there were 87,500,000 authorized but unissued shares of Common Stock, respectively, available for issuance, which amount does not take into account the public shares reserved for issuance upon exercise of outstanding warrants. Since the consummation of the Initial Public Offering, there are no shares of preferred stock issued and outstanding. In connection with the Special Meeting and the adoption of our Fifth Amended and Restated Certificate of Incorporation, as of December 18, 2023, shareholders representing 87,380 shares of Common Stock redeemed their shares, and as a result, we have 3,051,941 shares of Common Stock currently outstanding.

We may issue a substantial number of additional shares of common or preferred stock to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination (although our Fifth Amended and Restated Certificate of Incorporation provides that we may not issue securities that can vote with Common Stockholders on matters related to our pre-initial Business Combination activity). However, our Fifth Amended and Restated Certificate of Incorporation provides, among other things, that prior to our initial Business Combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any initial Business Combination. These provisions of our Fifth Amended and Restated Certificate of Incorporation may be amended with the approval of the holders of at least 65% of all then outstanding shares of our Common Stock. However, our executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our Fifth Amended and Restated Certificate of Incorporation (A) to modify the substance or timing of our obligation to offer redemption rights in connection with any proposed initial Business Combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial Business Combination on or prior to July 19, 2024 (or such earlier applicable date if we opt not to continue to exercise our remaining Monthly Extension Options), or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Common Stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares.

The issuance of additional shares of common or preferred stock:

●	may significantly dilute the equity interest of investors in this Company

●	may subordinate the rights of holders of Common Stock if preferred stock is issued with rights senior to those afforded our Common Stock;

●	could cause a change of control if a substantial number of shares of our Common Stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our Units, public shares and/or Warrants.

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

The funds held in our Trust Account, which are currently invested in cash or interest-bearing demand deposit accounts, could potentially bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by our public stockholders may be less than $10.15 per share (the amount originally deposited in our Trust Account upon the consummation of our Initial Public Offering).

Following the consummation of our IPO, certain proceeds of our IPO and the sale of the Private Placement Warrants to our Sponsor were held in the Trust Account and invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. Subsequent to the 24-month anniversary of our IPO, such funds have been held in cash or in interest-bearing demand deposit accounts at a national bank. Such deposit accounts carry a variable interest rate, which in certain circumstances may be negative. Negative interest rates could reduce the value of the assets held in our Trust Account such that the per-share redemption amount received by our public stockholders may be less than $10.15 per share (the amount originally deposited in our Trust Account upon the consummation of our IPO).

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

Provisions in our Fifth Amended and Restated Certificate of Incorporation and Delaware law may have the effect of discouraging lawsuits against our directors and officers.

Our Fifth Amended and Restated Certificate of Incorporation requires, subject to certain exceptions, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for (a) any derivative action or proceeding brought on our behalf, (b) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, employee, agent to us or our stockholders, (c) any action asserting a claim arising pursuant to any provision of the DGCL, the Fifth Amended and Restated Certificate of Incorporation or bylaws, or (d) any action asserting a claim governed by the internal affairs doctrine shall be the Court of Chancery of the State of Delaware (or, if the Court of Chancery of the State of Delaware lacks jurisdiction over such action or proceeding, then another court of the State of Delaware or, if no court of the State of Delaware has jurisdiction, then the United States District Court for the District of Delaware). Although we believe this forum provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, a court may determine that this provision is unenforceable, and to the extent it is enforceable, the provision may have the effect of discouraging lawsuits against our directors and officers, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. Further, if any action, the subject matter of which is within the scope the forum provisions of our Fifth Amended and Restated Certificate of Incorporation, is filed in a court other than a court of the State of Delaware, such action we refer to as a foreign action, in the name of any stockholder, such stockholder shall be deemed to have consented to (i) the personal jurisdiction of the state and federal courts located within the State of Delaware in connection with any action brought in such court to enforce the forum provisions, such action we refer to as an enforcement action, and (ii) having service of process made upon such stockholder in any such enforcement action by service upon such stockholder’s counsel in the foreign action as agent for such stockholder.

In addition, our Fifth Amended and Restated Certificate of Incorporation states that unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

However, our Fifth Amended and Restated Certificate of Incorporation does not purport to require suits brought to enforce a duty or liability created by the Exchange Act to be brought in the Court of Chancery of the State of Delaware or another court of the State of Delaware. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all claims brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder.

We may redeem unexpired warrants prior to their exercise at a time that is disadvantageous to a warrant holder, thereby making the warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our public shares equals or exceeds $16.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period commencing once the warrants become exercisable and ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. If and when the warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares of Common Stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify such shares of Common Stock under the blue sky laws of the state of residence in those states in which the warrants were offered by us in the Initial Public Offering. Redemption of the outstanding warrants could force warrant holders (i) to exercise their warrants and pay the exercise price therefor at a time when it may be disadvantageous for them to do so, (ii) to sell warrants at the then- current market price when the warrant holder might otherwise wish to hold their warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of the warrants. None of the Private Placement Warrants are redeemable by us so long as they are held by the Sponsor or its permitted transferees.

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

Provisions in our Fifth Amended and Restated Certificate of Incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our public shares and could entrench management.

Our Fifth Amended and Restated Certificate of Incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Section 203 of the DGCL affects the ability of an “interested stockholder” to engage in certain Business Combinations for a period of three years following the time that the stockholder becomes an “interested stockholder.” We elect in our Fifth Amended and Restated Certificate of Incorporation not to be subject to Section 203 of the DGCL. Nevertheless, our Fifth Amended and Restated Certificate of Incorporation contains provisions that have the same effect as Section 203 of the DGCL, except that it provides that affiliates of our Sponsor and their transferees will not be deemed to be “interested stockholders,” regardless of the percentage of our voting stock owned by them, and will therefore not be subject to such restrictions. These charter provisions may limit the ability of third parties to acquire control of our company.

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

If we are successful in completing a Business Combination with a target business with operations in the cannabis industry, we will be subject to, and possibly adversely affected by, the following risks:

●	The cannabis industry is extremely speculative and its legality is uncertain, making it subject to inherent risk;

●	Use, cultivation, manufacturing, processing, transportation, distribution, storage and/or sale of cannabis (other than hemp) that is not in compliance with the U.S. Controlled Substances Act is illegal under U.S. federal law, and therefore, strict enforcement of U.S. federal laws regarding such activities would likely result in our inability to execute a business plan in the cannabis industry;

●	Policies that may be established or revised by the Biden Administration and the U.S. Department of Justice resulting in heightened enforcement of U.S. federal cannabis laws may negatively impact our ability to pursue our prospective business operations and/or generate revenues;

●	U.S. federal courts may refuse to recognize the enforceability of contracts pertaining to any business operations that are deemed illegal under U.S. federal law and, as a result, cannabis-related contracts could prove unenforceable in such courts;

●	Consumer complaints and negative publicity regarding cannabis-related products and services could lead to political pressure on states to implement new laws and regulations that are adverse to the cannabis industry; to not modify existing, restrictive laws and regulations; or to reverse currently favorable laws and regulations relating to cannabis;

●	Assets leased to cannabis businesses may be forfeited to the U.S. federal government in connection with government enforcement actions under U.S. federal law;

●	The potential regulation of cannabis by U.S. federal agencies, including the Food and Drug Administration and the Bureau of Alcohol, Tobacco, Firearms and Explosives, including the possible registration of facilities where cannabis is grown, could negatively affect the cannabis industry, which could directly affect our financial condition;

●	Due to our proposed involvement in the regulated cannabis industry, we may have a difficult time obtaining the various insurance policies that are needed to operate our business, which may expose us to additional risks and financial liabilities;

●	The cannabis industry may face significant opposition from other industries that perceive cannabis products and services as competitive with their own, including, but not limited, to the pharmaceutical industry, adult beverage industry, and the tobacco industry, all of which have powerful lobbying and financial resources;

●	Many national and regional banks have been resistant to doing, or have refused to do, business with cannabis companies because of the uncertainties and prohibitions presented by federal law. As such, we may have difficulty accessing the service of banks and similar depositary institutions, which may inhibit our ability to open bank accounts or otherwise utilize traditional banking services;

●	Many investors, lenders, and other financial institutions have been resistant to doing, or have refused to do, business with cannabis companies because of the uncertainties and prohibitions presented by federal law. As such, we may have a difficult time obtaining financing in connection with our initial Business Combination or thereafter;

●	Laws and regulations affecting the regulated cannabis industry are varied, broad in scope, and subject to evolving interpretations, and may restrict the use of the assets or properties we acquire, or require certain additional regulatory approvals, any of which could materially adversely affect our operations;

●	U.S. national securities exchanges may not list companies engaged in the cannabis industry, and U.S. securities clearing firms may not clear trades of the publicly traded securities of companies engaged in the cannabis industry, potentially limiting our ability to efficiently access capital markets;

●	Section 280E of the Internal Revenue Code of 1986, as amended, which substantially disallows a tax deduction for any amount paid or incurred in carrying on any trade or business that consists of trafficking in controlled substances prohibited by federal or state law, may prevent us from deducting certain business expenditures, which would increase our net taxable income; and

●	Risks similar to those discussed above based on regulations of other jurisdictions in which a prospective target may operate or be organized.

Any of the foregoing could have an adverse impact on our operations following a Business Combination.

Cannabis is currently illegal under U.S. federal law and in other jurisdictions.

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

We have no revenues and there is no basis upon which to evaluate our ability to achieve our business objective of completing our initial Business Combination with one or more target businesses. Except with respect to the Vaso Business Combination, we have no plans, arrangements or understandings with any prospective target business concerning an initial Business Combination and may be unable to complete our initial Business Combination. If we fail to complete our initial Business Combination, we will never generate any operating revenues.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our investments, business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations. For example, on January 24, 2024, the SEC issued final rules and guidance relating to special purpose acquisition companies, like us, regarding, among other things, disclosure in SEC filings in connection with initial business combination transactions; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with a proposed business combination transaction; and the potential liability of certain participants in proposed business combination transactions. This continually evolving regulatory environment may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to the Company’s disclosure and governance practices. A failure to comply with applicable laws or regulations and any subsequent changes, as interpreted and applied, could have a material adverse effect on the Company’s business, including its ability to negotiate and complete an initial Business Combination, and our results of operations.

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

The IRA excise tax applies only to repurchases that occur after December 31, 2022. In the absence of definitive guidance, it is uncertain whether, and/or to what extent, the excise tax could apply to any redemptions of our Public Shares after December 31, 2022, including any redemptions in connection with an initial Business Combination or extension requests, or exchanges of stock pursuant to an acquisitive reorganization (i.e., pursuant to an initial Business Combination or otherwise). Nevertheless, under the Notice, it appears that distributions pursuant to a complete liquidation of the Company (e.g., in the event we do not consummate an initial Business Combination) generally are not subject to this 1% excise tax, and other redemptions or repurchases of stock made during the same taxable year as the taxable year the Company completely liquidates and dissolves also would be exempt. However, in the absence of definitive guidance, it is possible that any redemption or other repurchase that occurs after December 31, 2022, in connection with an initial Business Combination, extension request or otherwise may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with an initial Business Combination or otherwise would depend on a number of factors, including (i) the fair market value of the stock subject to redemptions and repurchases or exchanged in an acquisitive reorganization in connection with the initial Business Combination, (ii) the structure of the initial Business Combination, (iii) the nature and amount of any private investment in public equity or other equity issuances in connection with the initial Business Combination (or otherwise issued not in connection with the initial Business Combination but issued within the same taxable year of the initial Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by us, and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete an initial Business Combination and in our ability to complete an initial Business Combination and might affect the structure chosen for an initial Business Combination and any potential financing in connection with the initial Business Combination. In connection with the adoption of the Third Amended and Restated Certificate of Incorporation, we redeemed 8,980,535 shares of our Common Stock on December 22, 2022. Because such redemption occurred prior to December 31, 2022 (and the stated effectiveness of the IRA), we do not believe any such redemptions are subject to the provisions of the IRA or any associated excise tax liability; however, we cannot assure you that this will be the case or that if we are subject to excise tax liability, whether in connection with such redemptions described above or otherwise, that we will have funds sufficient to pay such excise tax liability.

Additionally, at the Special Meeting of shareholders held on July 12, 2023, holders of 381,144 shares of Common Stock of the Company exercised their right to redeem their shares for cash at an approximate price of $10.50 per share, for an aggregate payment of approximately $4,002,722. The Company has recorded excise tax liability of $40,027 in connection with such redemption. Additionally, at the Special Meeting of shareholders held on December 18, 2023, holders of 87,380 shares of Common Stock of the Company exercised their right to redeem their shares for cash at an approximate price of $10.90 per share, for an aggregate payment of approximately $952,940. The Company has recorded excise tax liability of $9,529.40 in connection with such redemption. As a result, and in connection with a potential excise tax on share repurchases imposed by the IR Act, we have recorded a liability entitled “Common stock redemption payable” on our condensed balance sheets as of December 31, 2022 (and a zero balance for such liability as of December 31, 2023 as a result of the completion of the redemption repayments in January 2023), and a current liability entitled “Excise tax liability accrued for common stock with redemptions” of $391,544 (including $341,988 pertaining to December 2022 Redemptions) on our condensed statements of cash flows for the year ended December 31, 2023. The referenced current liability does not impact the condensed statements of operations during the referenced period and is offset against additional paid-in capital or accumulated deficit if additional paid-in capital is not available. Additionally, this excise tax liability may be offset by future share issuances within the same fiscal year as the liability was recorded, which will be evaluated and adjusted in the period in which the issuances, if any, occur.

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

At December 31, 2023, we had $48,395 in cash and working capital deficit of $4,125,881. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Management’s plans to address this need for capital are discussed in the section of this Annual Report on Form 10-K titled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot assure you that our plans to raise capital or to consummate an initial Business Combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Annual Report on Form 10-K do not include any adjustments that might result from our inability to continue as a going concern.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 1C. CYBERSECURITY.

We are a SPAC with no business operations. Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not believe that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk, including with respect to the use of third-party service providers. Additionally, we do not engage assessors, consultants, auditors, or other third parties in connection with assessing or overseeing cybersecurity risks. Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if any. We have not encountered any cybersecurity incidents since our IPO and do not believe that cybersecurity threats are reasonably likely to have a material effect on our business strategy, results of operations or financial condition. Please see the risk factor entitled “Cybersecurity risks and cyber incidents could adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information and confidential information in our possession and/or damage to our business relationships, any of which could negatively impact our business, financial condition and operating results.” for further information.

ITEM 2. PROPERTIES.

Our executive offices are located at 60 Walnut Avenue, Suite 400, Clark, NJ 07066, and our telephone number is (732) 340-0700. Our executive offices are provided to us by our Sponsor at no charge. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our Units began to trade on Nasdaq under the symbol “AVHIU” on October 15, 2021. The public shares of our Common Stock began trading on Nasdaq on November 17, 2021 under the symbol “AVHI” while the warrants began trading on Nasdaq on November 17, 2021 under the symbol “AVHIW.”

Holders of Record

As of December 31, 2023, there was an aggregate of 3,050,941 shares of Common Stock issued and outstanding, with one holder of record of our Units, two holders of record of our separately traded public shares, and two holders of record of our separately traded public warrants. The number of record holders does not include beneficial owners of shares of Common Stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies held through Cede & Co.

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

A total of $101,500,000, comprised of a portion of the proceeds from the Initial Public Offering after offering expenses and the proceeds of the sale of the Private Placement Warrants, was placed in a U.S.-based Trust Account maintained by the Trustee. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes (less up to $100,000 interest to pay dissolution expenses), the funds held in the Trust Account will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of any of the Company’s public shares properly submitted in connection with a stockholder vote to amend the Company’s Fifth Amended and Restated Certificate of Incorporation (a) to modify the substance or timing of its obligation to redeem 100% of the Company’s public shares if it does not complete its initial Business Combination on or prior to July 19, 2024 (or such earlier applicable date if we opt not to continue to exercise our remaining Monthly Extension Options) or (b) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity and (iii) the redemption of the Company’s public shares if it is unable to complete its initial Business Combination on or prior to July 19, 2024 (or such earlier applicable date if we opt not to continue to exercise our remaining Monthly Extension Options), or unless further extended in accordance with the terms and provisions of our organizational documents as further described herein and subject to applicable law. The funds placed in the Trust Account were initially invested in U.S. government securities, within the meaning set forth in Section 2(a) (16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of an initial Business Combination and (ii) the distribution of the Trust Account, as described below. However, we subsequently instructed the Trustee to liquidate any and all securities held in the Trust Account such that all funds held in trust account are now invested in cash or interest-bearing bank deposit accounts, which may earn less interest than we otherwise would have if the funds in the Trust Account had remained invested in U.S. government securities or money market funds. Please see “Risk Factors – If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult to complete an initial Business Combination or force us to abandon our efforts to complete an initial Business Combination” for further information.

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

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through December 31, 2023 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and since the Initial Public Offering, the search for a prospective initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We expect to generate non-operating income in the form of interest income from the proceeds of the Initial Public Offering placed in the Trust Account. We expect that we will continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the year ended December 31, 2023, we had a net loss of $2,574,642, which primarily consisted of operating expenses of $3,179,740, Delaware franchise taxes of $81,600, offset by interest and dividend income on cash held in our Trust Account of $429,125, change in fair value of warrant liabilities of $248,953 and income tax provision of $72,980.

For the year ended December 31, 2022, we had a net income of $1,623,367, which primarily consisted of operating expenses of $1,569,618, accrual of Delaware franchise taxes of $282,342, offset by interest and dividend income on marketable securities held in our Trust Account of $1,411,854, change in fair value of warrant liabilities of $1,997,334 and income tax provision of $216,203.

Liquidity, Capital Resources and Going Concern Consideration

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

On December 18, 2023, the Company held a Special Meeting of the Company’s shareholders, the Company’s shareholders approved (i) the Charter Amendment Proposal to amend the Company’s Fourth Amended and Restated Certificate of Incorporation to revise the Company’s then existing extension option, which provided that the Company had the option of extending the period by which it must consummate a business combination by up to 12 months, from the original expiration date of January 19, 2023 to January 19, 2024, to instead provide that the Company will have the option to extend the period by which it must consummate a business combination by an additional six months, from the Second Amended Extended Date, or from January 19, 2024, to July 19, 2024, with such extension option exercisable in six single-month increments for an additional six-month aggregate total extension period if each Monthly Extension Option is exercised, and with each such Monthly Extension Option exercisable upon five calendar days’ advance notice prior to the applicable monthly deadline (such deadline for exercising each such Monthly Extension Option being the 19th calendar day of each month); (ii) a proposal to amend the Company’s Fourth Amended and Restated Certificate of Incorporation to eliminate a limitation therein providing that the Company shall not redeem Public Shares to the extent that such redemption would cause the Company’s net tangible assets to be less than $5,000,001 following any such redemptions, in order to allow the Company to redeem Public Shares irrespective of whether the amount of such redemptions would breach the Redemption Limitation if the Company so chooses in its sole discretion; and (iii) a proposal to amend the Company’s Second Amended and Restated Investment Management Trust Agreement, dated July 12, 2023, by and between the Trustee and the Company, to provide that the Second Amended Extended Date provided for in the Second Amended and Restated Investment Management Trust Agreement, upon which assets held in the trust account established in connection with the Company’s Initial Public Offering will be liquidated if it has not consummated a business combination, may be extended, at the Company’s option, and on a monthly basis, pursuant to the exercise of Monthly Extension Option(s), up to and until the Third Amended Extended Date of July 19, 2024; provided that, in order to exercise a single Monthly Extension Option, the Company must deposit into the Trust Account the lesser of (x) $100,000 and (y) $0.04 for each share of our common stock included in the units which were sold in our Initial Public Offering and which remain outstanding on the date of such deposit. The Company entered into the Third Amended and Restated Investment Management Trust Agreement on December 19, 2023 with Continental Stock Transfer & Trust Company. The Company’s Fifth Amended and Restated Certificate of Incorporation was deemed effective on December 19, 2023 and was promptly filed the Delaware Secretary of State.

Offering costs for the Initial Public Offering amounted to $6,101,730, consisting of $2,000,000 of underwriting fees, $3,500,000 of deferred underwriting fees payable (which are held in the Trust Account) and $601,730 of other costs. As described in Note 1, the $3,500,000 of deferred underwriting fee payable is contingent upon the consummation of a Business Combination on or prior to July 19, 2024 (or such earlier applicable date if we opt not to continue to exercise our remaining Monthly Extension Options), subject to the terms of the underwriting agreement. Following the closing of the Initial Public Offering, $101,500,000 ($10.15 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants was placed in a Trust Account.

For the year ended December 31, 2023, there was $1,044,190 of net cash used in operating activities. Net cash provided by investing activities was $39,067,699 and Net cash used in financing activities was $38,572,420 mainly reflecting the redemption of Common Stock.

For the year ended December 31, 2022, there was $588,916 of net cash used in operating activities. Net cash provided by investing activities was $58,225,408 and Net cash used in financing activities was $57,810,572 mainly reflecting the redemption of Common Stock.

At December 31, 2023, we had cash held in the Trust Account of $6,049,745. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At December 31, 2023, we had cash of $48,395 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

On July 18, 2023, the Company and the Sponsor entered into a non-interest-bearing loan agreement whereby the Company issued a promissory note (the “Note”) to the Sponsor pursuant to which the Company may borrow up to $1,500,000 in cash from time to time to fund working capital requirements, including with respect to the funding of Monthly Extension Options. The current principal amount of the Note is payable on the earlier of (a) the consummation of a Business Combination and (b) the date of the liquidation of the Company. If a Business Combination is not consummated, this Note will be repaid solely to the extent that the Company has funds available to it outside of the Trust Account and all other amounts will be forfeited, eliminated or otherwise forgiven. As of December 31, 2023 and 2022, the amount outstanding under the Note was $582,000 and $0 respectively, as reflected on the Company’s balance sheet included herein under the caption ‘Note Payable-related party’.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2023, the Company had no borrowings under the Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, the Company has until July 19, 2024 to consummate a business combination. It is uncertain that the Company will be able to consummate a business combination by this time. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution and liquidity condition, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 19, 2024. The Company intends to complete a business combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate a business combination by July 19, 2024.

We have received several letters from Nasdaq regarding our compliance with the exchanges continued listing requirements. Please see the risk factor entitled “Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions” for further information.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of December 31, 2023. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net (loss) Income per Share of Common Stock

Net (loss) income per share is computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the period, excluding shares of Common Stock subject to forfeiture by the Sponsor. At December 31, 2023, the Company did not have any dilutive securities and/or other contracts that could, potentially, be exercised or converted into shares of Common Stock and then share in the earnings of the Company. As a result, diluted (loss) income per share is the same as basic (loss) income per share for the period presented.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity” (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 25, 2021 (inception). Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

The Company has reviewed other recent accounting pronouncements and concluded that they are either not applicable to the Company or no material effect is expected on the financial statement as a result of future adoption

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company we are not required to make disclosures under this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements and the notes thereto begin on page F-1 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based upon that evaluation, our officers concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective due to a material weakness in internal controls over financial reporting related to accounting and valuation for complex financial instruments.

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

ITEM 9B. OTHER INFORMATION.

During the three months ended December 31, 2023, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information about our directors and executive officers as of March 28, 2024.

Our officers and directors are as follows:

Name	Age	Position
Vikas Desai	32	Chief Executive Officer and Chairman of the Board
Merrick Friedman	35	Chief Investment Officer, Corporate Secretary and Director
Mitchell Hara	58	Chief Operating Officer and Chief Financial Officer
Seth Farbman	56	Director
Kevin K. Albert	71	Director
Harry DeMott	57	Director
Mark A. Pelson	61	Director
Timothy J. Seymour	56	Director

Vikas Desai has been a member on our board of directors and the Chief Executive Officer since January 2021. In early 2018, he founded Welcan Capital, a predecessor of Achari Ventures, a venture capital firm focused in the cannabis industry. Achari Ventures invests in high-impact, foundational companies across early-stage plant touching and ancillary businesses and currently has a portfolio of 28 companies within the platform. Mr. Desai has been employed by Welcan Strategic Opportunities Fund, which is part of the Achari Ventures platform, since 2018, and in late 2021, he began employment with Achari Ventures Fund I LP, also part of the Achari Ventures platform. Prior to Welcan, Mr. Desai was a private equity investor at Oaktree Capital Management, a $100 billion alternative asset manager, from June 2015 to June 2017, where he completed over $2 billion in transactions. Mr. Desai began his career at Morgan Stanley in the Investment Banking division from July 2013 to June 2015, focusing on real estate mergers and acquisitions and capital markets, where he completed approximately 15 deals representing approximately $15 billion in transaction value. He graduated with a Bachelor of Science in Finance & Environmental Studies from the Stern School of Business at New York University.

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

Mitchell Hara has served as our Chief Operating Officer and Chief Financial Officer since February 2021. Mr. Hara is an accomplished corporate executive, investment banker and investor with over 30 years of experience operating in dynamic and disruptive environments in the cannabis, consumer products and retail industries. Throughout his career, he has originated, structured, and negotiated over $60 billion in mergers, acquisitions, divestitures, restructurings, leveraged buyouts and structured debt and equity financings, and has helped create over $1.2 billion in shareholder value in executive roles in public and private companies. Since 2018, Mr. Hara has served as an independent consultant to companies in the cannabis industry. From March 2019 to March 2021, Mr. Hara served as Senior Advisor at Hand In Hand Soap, (“HIHS”), a high-growth, ESG-centric personal care brand with a dedicated mission of sustainability and give-back, where he also served as Interim Chief Executive Officer from September 2020 to December 2020. From 2019 to 2020, after he had served as a consultant for Clever Leaves International, Inc. (formerly known as Northern Swan Holdings) (NASDAQ: CLVR) for 5 months, Mr. Hara was named Head of Mergers & Acquisitions and Business Development at the same company, believed to be one of the largest licensed cannabis cultivators and extractors, by capacity, on a global scale, where he was responsible for all of the company’s investments, acquisitions, and business development efforts. In August 2022, Mr. Hara was named Chief Strategy Officer at Curaleaf Holdings, Inc. (CSE: CURA) (OTCQX: CURLF), a leading international provider of consumer cannabis products, a position he held through May 2023. Together with his other consulting endeavors, Mr. Hara has over 5 years of cannabis industry experience. From 2016 to 2018, Mr. Hara was Chief Executive Officer of Beekman 1802, a high-growth, premium branded consumer products company, where he originated and executed the acquisition of its largest licensee, creating immense stockholder value. From 2011 to 2015, Mr. Hara was SVP of Corporate Strategy/Mergers and Acquisitions at HSN, Inc., then a publicly traded company, and now part of Qurate Retail Group (NASDAQ: QRTEA). At HSN, Inc. Mr. Hara launched its VC Incubator, optimized its catalog portfolio via mergers and acquisitions, and initiated and implemented its dividend and share buyback programs, creating substantial stockholder value. Prior to his operating career, Mr. Hara was a Managing Director in the Mergers & Acquisitions and Restructuring Group at Peter J. Solomon Company, from 2007 through 2010, and an Associate Director from 1996 to 1999. From 2004 to 2007, Mr. Hara was Head of Specialty Retail Investment Banking at Citigroup. From 2003 to 2004, he was a Senior Member at Hill Street Capital. From 1999 through 2001, Mr. Hara was a Director in the Retail Investment Banking Group at Merrill Lynch & Co., Inc. From 1993 through 1996, he was an Associate in the Consumer M&A Group at Wasserstein Perella & Co., Inc. Mr. Hara began his career as a Financial Analyst at Citicorp Investment Bank in Leveraged Finance and Syndication from 1986 through 1989, and was seconded to Citicorp International, KK, in Tokyo, to build the Private Placement & Loan Syndication desk from 1989 to 1991. He currently serves on the advisory board at Grand Slam Partners, and is a mentor at HBS Start Up Partners and a member of HBS Alumni Angels of Greater New York. Mr. Hara has an MBA from Harvard Business School and a BS in Finance from Syracuse University.

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

Kevin K. Albert has served as a member of our board of directors since October 2021. Mr. Albert is a retired investment banker. He is currently managing a portfolio of private investments. He serves on the board of directors of Octavius Group Holdings Inc. (doing business as “Flow Kana”) since January 2020, a private company in the cannabis industry. Since April 2022, Mr. Albert has served on the board of SLANG Worldwide, Inc. and been a member of its audit committee (CNSX: SLNG). Since June 2022, he also served on the board of Conception Nurseries, Inc, a private company. Mr. Albert is also an independent director on the board of Neighborhood Holdings, Inc., a private real estate management company which enables renters to build financial equity in their homes and neighborhoods. From 2010 until his retirement in December 2019, Mr. Albert was a Senior Partner of Pantheon Ventures LLC (“Pantheon”) and a member of its six-person Partnership Board. For most of his tenure at Pantheon, Mr. Albert was responsible for the firm’s global business development, including all product marketing and business development activities. During this time, Pantheon’s assets under management increased from approximately $25 billion to approximately $50 billion. Prior to joining Pantheon, he was a Managing Director and co-founder of Elevation Partners (“Elevation”), a private equity firm that made investments in market-leading consumer-tech businesses such as Facebook and Yelp. Prior to Elevation, Mr. Albert worked in the investment banking division of Merrill Lynch & Co. for 24 years where, for most of this time, he served as a Managing Director and the Global Head of the Private Placement Group managing the market leading private equity fund placement business. From 2006 until 2017, Mr. Albert served as an independent director on the board of Merrill Lynch Ventures, LLC (“Merrill”), a series of private equity partnerships offered to key Merrill Lynch employees. From 1999 to 2000, he also was responsible for the middle market mergers and acquisitions group at Merrill, advising on sell-side mergers and acquisitions, primarily for clients of the firm’s brokerage side. Beginning in 2010, Mr. Albert was an independent director, chairman of the audit committee and a member of the corporate governance and nominating committee of Dover Saddlery, Inc., the leading multichannel equestrian retailer in the United States prior to its purchase and take-private transaction by a private equity firm in 2015. Mr. Albert has a BA and an MBA from the University of California, Los Angeles, where he continues to be involved as the Chair of the Board of Visitors of the Economics Department.

Harry DeMott has served as a member of our board of directors since October 2021. Mr. DeMott is a seasoned investor, operator and board director. He is the founder and CEO of Temerity Media Inc. (d/b/a Proper), a cannabis data-business connecting customers, brands and retailers. He is the former CEO of Ticket Evolution, the ticket industry’s premier B2B exchange, a portfolio company of Raptor Ventures I LP (“Raptor”), where Mr. DeMott is General Partner. Through Raptor, Mr. DeMott sits on the board of directors of Security Point Media. Outside of Raptor, Mr. DeMott sat on the board of Workhouse Group Inc. (NASDAQ:WKHS), where he previously chaired the compensation committee and was a member, and served on the nominating and governance committee. He is involved in a number of investment activities through Harmerle Investments and Chelsea Realty, two family owned and operated vehicles. Recently, Mr. DeMott was CEO of Australis Capital (NASDAQ:AUSA), a spinoff of Aurora Cannabis, focused on U.S. cannabis. Starting out as a board director in April 2019, Mr. DeMott was later appointed to the CEO position until a new board of directors was elected in the 2020 annual general meeting. Through Harmerle Investments, he was an early investor in Columbia Care (NASDAQ:CCHWF) and has also been an investor in Evolvd Cannabis, Kinslips and Groundworks, the holding company for the Serra and Electric Lettuce chains of dispensaries in Oregon. Mr. DeMott has long been involved in music and entertainment investments with current investments in Hi.Fi (sold to Block Financial), Violet Crown Cinemas, Urban Airship and Big Room. Prior to co-founding Raptor, Mr. DeMott was an analyst at Knighthead Capital and King Street Capital, two leading distressed debt funds based in New York City. During his tenure there, and his previously co-founded hedge fund, Gothic Capital, Mr. DeMott led investments in a variety of venture capital deals such as Pandora, dMarcBroadcasting and Zing. Mr. DeMott started his career on Wall Street at Credit Lyonnais Global Partners, moving to First Boston (Credit Suisse) where he became an Institutional Investor ranked analyst in broadcasting. He was singled out by the Wall Street Journal as one of the leading stock pickers in his field, and while there helped raise funds for various companies in the radio, television, outdoor advertising and tower sectors. Mr. DeMott attended Trinity School before attending Princeton University where he graduated with an AB in Economics in 1988. He received an MBA in International Finance from NYU’s Stern School of Business in 1991.

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

Timothy J. Seymour has served as a member of our board of directors since October 2021. Mr. Seymour is the founder and Chief Investment Officer of Seymour Asset Management, a registered investment advisor for both asset and wealth management, since January 2014. He brings 25 years of investment experience as a portfolio manager, allocator, and capital markets professional across multiple asset classes. With a background in emerging market and new asset classes, Mr. Seymour was an early investor and participant in the cannabis sector dating back to 2016. He has established himself as a thought leader and industry insider, and has served on multiple advisory boards in the sector. Since July 2019, Mr. Seymour has served as the Portfolio Manager of Amplify Seymour Cannabis ETF (NYSE: CNBS), an actively managed strategy fund that provides thematic exposure in the high growth and evolving cannabis sector. Mr. Seymour also serves or has served as an advisor to multiple companies in the cannabis sector. Mr. Seymour was the Chief Investment Officer and co-founder of Triogem Asset Management, (“Triogem”), where the firm’s flagship fund was a long short global equity strategy, from May 2008 to September 2013. Prior to Triogem, Mr. Seymour was co-founder and Managing Partner at Red Star Asset Management (“Red Star”), where the firm managed a multi-strategy fund investing across Russia and Eastern Europe, from February 2005 to July 2007. Before launching Red Star, from August 1998 to December 2004, he was a Partner and Managing Director at Troika Dialog , which was later bought by Sberbank, a Russian state bank. At Troika Dialog, Mr. Seymour served various roles, including running the fixed income sales and trading group, launching the firm’s US broker/dealer group and overseeing all U.S. capital markets activity. Mr. Seymour started his career in November 1996 at UBS Securities, LLC (“UBS”), in New York, focusing on international macro, until he left in April 1998. Mr. Seymour received his MBA in International Finance from Fordham University, after which he completed UBS’ capital markets trading program, and his undergraduate degree from Georgetown University.

Number and Terms of Office of Officers and Directors

We have seven directors and our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. On December 18, 2023, the Company held a Special Meeting in lieu of its first annual meeting of the Company’s stockholders. At the Special Meeting, the Company’s stockholders approved a proposal to re-elect Seth Farbman and Kevin K. Albert to the Company’s board of directors until the Company’s fourth annual meeting of stockholders. The term of office of the second class of directors, consisting of Harry DeMott, Mark A. Pelson and Timothy J. Seymour, will expire at the Company’s second annual meeting of stockholders. The term of office of the third class of directors, consisting of Vikas Desai and Merrick Friedman, will expire at the Company’s third annual meeting of stockholders. Please see the current report on Form 8-K filed by the Company with the SEC on December 21, 2023 for additional information concerning the Special Meeting.

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

Board Meetings; Committee Meetings; and Annual Meeting Attendance

In 2023, our board of directors, our Audit Committee, and our Compensation Committee held four, three and zero meetings, respectively, and our board of directors and Audit Committee acted by unanimous written consent on various matters on four and three occasions, respectively.

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

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;

●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality- control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

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

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluations;

●	reviewing and approving on an annual basis the compensation, if any is paid by us, of all of our other officers;

●	reviewing on an annual basis our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

Conflicts of Interest

Investors should be aware of the following potential conflicts of interest:

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a Business Combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations to present the opportunity to such entity, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We believe, however, that the fiduciary duties or contractual obligations of our officers or directors will not materially affect our ability to complete our initial Business Combination, as we believe any such opportunities presented would be smaller than what we are interested in, in different fields than what we would be interested in, or to entities that are not themselves in the business of engaging in Business Combinations. Our Fifth Amended and Restated Certificate of Incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Our officers have agreed not to become an officer or director of any other cannabis-focused special purpose acquisition company with a class of securities registered under the Exchange Act until we have announced a definitive agreement regarding our initial Business Combination or we have failed to complete our initial Business Combination on or prior to July 19, 2024 (or such earlier applicable date if we opt not to continue to exercise our remaining Monthly Extension Options).

Potential investors should be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our initial stockholders have agreed to waive their redemption rights with respect to any Founder Shares and any public shares held by them in connection with the consummation of our initial Business Combination. Additionally, our initial stockholders have agreed to waive their redemption rights with respect to any Founder Shares held by them if we fail to consummate our initial Business Combination on or prior to July 19, 2024 (or such earlier applicable date if we opt not to continue to exercise our remaining Monthly Extension Options). If we do not complete our initial Business Combination within such applicable time period, the proceeds of the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of our public shares, and the Private Placement Warrants will expire worthless. With certain limited exceptions, the Founder Shares will not be transferable, assignable by our Sponsor until (1) with respect to 50% of the Founder Shares, the earlier of six months after the date of the consummation of our initial Business Combination and the date on which the closing price of our Common Stock exceeds $12.50 per share (as adjusted for share splits, share capitalizations, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial Business Combination and (2) with respect to the remaining 50% of the Founder Shares, six months after the date of the consummation of our initial Business Combination, or earlier, in either case, if, subsequent to our initial Business Combination, we consummate a liquidation, merger, share exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares for cash, securities or other property. With certain limited exceptions, the Private Placement Warrants and the shares underlying such warrants will not be transferable, assignable or saleable by our Sponsor or its permitted transferees until 30 days after the completion of our initial Business Combination. Since our Sponsor and officers and directors may directly or indirectly own Common Stock and warrants following our Initial Public Offering, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such officers and directors were to be included by a target business as a condition to any agreement with respect to our initial Business Combination.

●	Our Sponsor, officers or directors may have a conflict of interest with respect to evaluating a Business Combination and financing arrangements as we may obtain loans from our Sponsor or an affiliate of our Sponsor or any of our officers or directors to finance transaction costs in connection with an intended initial Business Combination. Up to $1,500,000 of such loans may be convertible into warrants at a price of $0.75 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. The $1,500,000 conversion limit does not apply to notes issued to our Sponsor in connection with an extension of time available for completing an initial Business Combination.

Additionally, investors should be aware of the following conflicts of interest with respect to the Vaso Business Combination:

●	The Company’s chief executive officer, Vikas Desai, is the managing member of Achari KGD DTII Holdings LLC, the managing member of the Sponsor, and Mr. Desai has an economic interest in the Sponsor;

●	unless the Company consummates an initial Business Combination, the Company’s officers, directors and the Sponsor will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount of available funds held outside of the Trust Account (as of January 2, 2024, none of the Sponsor or Company’s officers and directors have incurred any out-of-pocket expenses, but such expenses may be incurred prior to consummation of the Vaso Business Combination);

●	the Sponsor paid an aggregate of $25,000 for its 2,500,000 Founder Shares and such securities are expected to have a significantly higher value at the time of the Vaso Business Combination. Such shares had an aggregate market value of $27,225,000 based on the last sale price of $10.95 per share on Nasdaq on March 24, 2024 (or $8,212,500 if the Founder Shares are reduced to 750,000 Founder Shares per the terms of the Sponsor Letter Agreement);

●	the Sponsor paid an aggregate of $5,350,000 for 7,133,333 Private Placement Warrants at a price of $0.75 per warrant, which warrants will be worthless if an initial Business Combination is not consummated (such Private Placement Warrants had an aggregate market value of approximately $224,700 based on the last sale price of $0.0315 per warrant on Nasdaq on March 22, 2024 (or approximately $31,500 if the Private Placement Warrants are reduced to 1,000,000 Private Placement Warrants per the terms of the BCA Sponsor Letter Agreement);

●	the Sponsor has agreed to lend the Company up to $1,500,000 as a working capital loan, of which $582,000 has been loaned to the Company as of December 31, 2023, which loan will only be repaid if an initial Business Combination is consummated;

●	as a condition to the IPO, pursuant to the letter agreement, 2,500,000 Founder Shares owned by the Sponsor became subject to a lock-up pursuant to which the Founder Shares cannot be publicly sold until an initial Business Combination has occurred;

●	if the Trust Account is liquidated, including in the event the Company is unable to complete an initial Business Combination within the required time period, the Sponsor has agreed that it will indemnify and hold harmless the Company against any and all loss, liability, claim, damage and expense whatsoever (including, but not limited to, any and all legal or other expenses reasonably incurred in investigating, preparing or defending against any litigation, whether pending or threatened) to which the Company may become subject as a result of any claim by (i) any third party for services rendered or products sold to the Company or (ii) any prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or initial Business Combination agreement (a “Target”); provided, however, that such indemnification of the Company by the Sponsor shall (x) apply only to the extent necessary to ensure that such claims by a third party or a Target do not reduce the amount of funds in the Trust Account to below the lesser of (A) $10.15 per Offering Share and (B) the actual amount per share of Common Stock sold as part of the Units in the Initial Public Offering (each, an “Offering Share”) held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.15 per Offering Share is then held in the Trust Account due to reductions in the value of the trust assets, less interest earned on the Trust Account which may be withdrawn to pay taxes, (y) not apply to any claims by a third party or a Target which executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) and (z) not apply to any claims under the Company’s indemnity of the underwriters of the Company’s Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended;

●	Combination or (iii) (A) the Company obligation to redeem 100% of the Offering Shares if the Company does not complete a Business Combination within such time set forth in the Charter or (B) any other provisions relating to stockholders’ rights or pre-initial Business Combination activity, unless the Company provides its public stockholders with the opportunity to redeem their shares of Common Stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, divided by the number of then outstanding Offering Shares;

●	in connection with the Vaso Business Combination Agreement, the Sponsor and Vaso have agreed to enter into the Put Option Agreement pursuant to which Vaso will be required to Purchase to purchase from the Sponsor the Founder Shares held by the Sponsor following the consummation of the Vaso Business Combination at a minimum purchase price of $8.00 per share, subject to certain adjustments;

●	the fact that the officers and directors of the Company do not work full-time at the Company. Each of the Company’s directors and officers is engaged in several other business endeavors for which such director or officer may be entitled to substantial compensation, and the Company’s directors and officers are not obligated to contribute any specific number of hours per week to the Company’s affairs. The Company’s independent directors also serve as officers and/or board members for other entities. If the Company’s directors’ and officers’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to the Company’s affairs and may influence their decision to proceed with the Vaso Business Combination; and

●	the fact that the Company’s Fifth Amended and Restated Certificate of Incorporation provides that the Company renounces its interest in any corporate opportunity offered to any director or officer of the Company. This waiver allows the Company’s directors and officers to allocate opportunities based on a combination of the objectives and fundraising needs of the target, as well as the investment objectives of the entity. The waiver of the corporate opportunities doctrine did not have an impact on the Company’s search for an acquisition target.

The Company’s board of directors concluded that the potentially disparate interests discussed above would be mitigated because (i) certain of these interests were disclosed in the prospectus for the IPO and these interests are disclosed in the proxy statement/prospectus the Company has filed in connection with the Vaso Business Combination, (ii) most of these disparate interests would exist with respect to an initial Business Combination by the Company with any other target business or businesses, and (iii) the Sponsor will hold equity interests in the combined company with value that, after the Closing, will be based on the future performance of Vaso, which may be affected by various other factors other than these interests. In addition, the Company’s independent directors reviewed and considered these interests during their evaluation of the Vaso Business Combination and, in approving, as members of the Company’s board of directors, the Vaso Business Combination Agreement and the related agreements and the transactions contemplated thereby, including the Vaso Business Combination. The Company’s board of directors recognized that there can be no assurance about future results, including results considered or expected as disclosed in the foregoing reasons. For more information concerning the interests of the Company’s officers and directors, please see the proxy statement/prospectus filed with the SEC on Form S-4/A on February 14, 2024 (Registration No. 333-276422), as may be amended from time to time.

The conflicts described above may not be resolved in our favor.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;

●	the opportunity is within the corporation’s line of business; and

●	it would not be fair to our company and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our Fifth Amended and Restated Certificate of Incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

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

Accordingly, if any of the above executive officers and directors becomes aware of an initial Business Combination opportunity which is suitable for any of the above entities to which he or she has current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such an initial Business Combination opportunity to such entity, and only present it to us if such entity rejects the opportunity.

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

As of March 28, 2024, we have not adopted a formal insider trading policy. In connection with our initial Business Combination, we expect to adopt an insider trading policy which will require insiders to: (i) refrain from purchasing our securities during certain blackout periods when they are in possession of any material non-public information and (ii) clear all trades of company securities with a compliance officer prior to execution.

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

ITEM 11. EXECUTIVE COMPENSATION.

Employment Agreements

We have not entered into any employment agreements with our executive officers and have not made any agreements to provide benefits upon termination of employment.

Executive Officers and Director Compensation

No executive officer has received any cash compensation for services rendered to us. No compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of an initial Business Combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable initial Business Combination targets. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors and audit committee, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of March 28, 2024 (or such other date as specified below) the number of shares of Common Stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding shares of Common Stock; (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of January 31, 2024, we had 3,050,941 shares of Common Stock issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. The following table does not reflect record of beneficial ownership of any shares of Common Stock issuable upon exercise of the warrants, as the warrants are not exercisable within 60 days of this Form 10-K.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Shares of Common Stock
Achari Sponsor Holdings I LLC (1)(2)(3)	1,572,400	51.5%
Vikas Desai (1)(2)(3)(4)	1,572,400	51.5%
Merrick Friedman	*	*
Mitchell Hara	*	*
Seth Farbman	*	*
Kevin K. Albert	*	*
Harry DeMott	*	*
Mark Pelson	*	*
Timothy J. Seymour	*	*
All executive officers and directors as a group (8 individuals) and Achari Sponsor Holdings I LLC	2,500,000	51.5%

*	Less than 1%

(1)	Unless otherwise noted, the business address of each of the entities and individuals listed in the table above is c/o Achari Ventures Holdings Corp. I, 60 Walnut Avenue, Suite 400, Clark, NJ 07066.

(2)	Mr. Desai is the managing member of the Company’s sponsor Achari Sponsor Holdings I LLC (the “Sponsor”). Accordingly, Mr. Desai has voting and dispositive power over the shares of Common Stock held by the Sponsor and may be deemed to beneficially own such shares of Common Stock.

(3)	On July 17, 2023, the Sponsor transferred 927,600 shares of Common Stock to certain members of the Sponsor. Following such transfer, 1,572,400 shares of our Common Stock were held directly by the Sponsor and 927,600 shares of Common Stock were held directly by such members of the Sponsor who were transferred shares as described above. Except as disclosed herein, no individual member of the Sponsor beneficially owns more than 5% of our issued and outstanding Common Stock. Please note that in certain previous reports of beneficial ownership, the Company may have inadvertently implied that the 927,600 shares transferred to certain members of the Sponsor on July 17, 2023 and referred to above were collectively owned by a “group” as defined under Rule 13d-5 of the Securities Exchange Act of 1934. The Company confirms that as disclosed in the Company’s Schedule 13G Amendment No. 1 filed on July 17, 2023, it does not consider such individual members of the Sponsor who received such shares to be a “group” for beneficial ownership reporting purposes. For the further avoidance of doubt and as reported in the Company’s Schedule 13G Amendment No. 1 filed on July 17, 2023, such members of the Sponsor who received such shares in the transfer described above maintain full ownership and voting control of such founder shares in their individual capacities.

(4)	Our Sponsor is the record holder of such shares except as described above in footnote (2). Mr. Desai is the managing member of our Sponsor, and as such has voting and investment discretion with respect to the Common Stock held of record by our Sponsor and may be deemed to have beneficial ownership of such shares. Mr. Desai disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest he may have therein, directly or indirectly.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In February 2021, our Sponsor purchased 2,156,250 Founder Shares, and in June 2021, we effected a 1.3333-for-1.0 stock split of our Common Stock, so that our Sponsor owned an aggregate of 2,875,000 Founder Shares. Our Sponsor paid an aggregate purchase price of $25,000, or approximately $0.009 per share, for the Founder Shares. The number of founder shares issued was determined based on the expectation that such Founder Shares would represent 20% of the outstanding shares after the Initial Public Offering. Prior to the initial investment in the company of $25,000 by our Sponsor, we had no assets, tangible or intangible. On November 29, 2021, the Sponsor forfeited 375,000 of such Founder Shares due to the expiration of the over- allotment option. As of December 31, 2023, our Sponsor holds a balance of 2,500,000 Founder Shares.

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

To further minimize conflicts of interest, we have agreed not to consummate an initial Business Combination with an entity that is affiliated with any of our Sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from independent investment banking firm or from another independent entity that commonly renders valuation opinions that our initial Business Combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements, consulting fee, monies in respect of any payment of a loan or other compensation will be paid by us to our Sponsor, officers, directors or advisors, or any of their respective affiliates, for services rendered to us prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial Business Combination (regardless of the type of transaction that it is). However, the following payments made to our Sponsor, officers, directors or advisors, or our or their affiliates, none of which were made from the proceeds of our Initial Public Offering or from funds held in the Trust Account, have or may be made prior to or in connection with our initial Business Combination:

●	Repayment of up to an aggregate of $300,000 in loans made to us by our Sponsor to cover offering-related and organizational expenses;

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial Business Combination; and

●	Repayment of non-interest bearing loans which may be made by our Sponsor or an affiliate of our Sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial Business Combination. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $0.75 per warrant at the option of the lender. The $1,500,000 conversion limit does not apply to notes issued to our Sponsor in connection with an extension of time available for completing an initial Business Combination.

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

Related Party Loans

On July 18, 2023, the Company and the Sponsor entered into a non-interest bearing loan agreement whereby the Company issued a promissory note (the “July 2023 Promissory Note”) to the Sponsor pursuant to which the Company may borrow up to $1,500,000 in cash from time to time to fund working capital requirements, including with respect to the funding of Monthly Extension Options. The principal amount of the January 2023 Promissory Note issued by the Company to the Sponsor, dated January 19, 2023 (the “January 2023 Promissory Note”), was deemed transferred to the July 2023 Promissory Note and the parties thereto agreed that the January 2023 Promissory Note is extinguished and any and all liabilities associated with such January 2023 Promissory Note and such January 2023 Promissory Note itself have been terminated as of the date thereof. The current principal amount of the July 2023 Promissory Note is payable on the earlier of (a) the consummation of a Business Combination and (b) the date of the liquidation of the Company. If a Business Combination is not consummated, the July 2023 Promissory Note will be repaid solely to the extent that the Company has funds available to it outside of the Trust Account and all other amounts will be forfeited, eliminated or otherwise forgiven. As of December 31, 2023 and 2022, the amount outstanding under the Note was $582,000 and $0 respectively, as reflected on the Company’s balance sheet included herein under the caption ‘Note Payable-related party’.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following is a summary of fees paid or to be paid to Withum Smith+Brown PC, or Withum, for services rendered for the period from December 12, 2023 through December 31, 2023.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the period from December 12, 2023 through December 31, 2023 totaled $86,580.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Withum for consultations concerning financial accounting and reporting standards for the period from December 12, 2023 through December 31, 2023.

Tax Fees. We did not pay Withum for tax planning and tax advice for the period from December 12, 2023 through December 31, 2023.

All Other Fees. We did not pay Withum for other services for the period from December 12, 2023 through December 31, 2023.

The following is a summary of fees paid or to be paid to our former principal accountant, Marcum LLP, or Marcum, for services rendered.

Audit Fees. The aggregate fees billed by Marcum for audit fees for the year ended December 31, 2022 and the period from January 1, 2023 to December 12, 2023 was $99,601 and $95,533, respectively.

Audit-Related Fees. We did not pay Marcum any audit-related fees for the year ended December 31, 2022 or for audit-related fees for the period from January 1, 2023 through December 12, 2023.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2022 or the period from January 1, 2023 through December 12, 2023.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2022 or the period from January 1, 2023 through December 12, 2023.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following are filed with this report:

(1)	The financial statements listed on the Financial Statements Table of Contents

(2)	Not applicable

(b)	Exhibits

The following exhibits are filed with this report. Exhibits which are incorporated herein by reference can be obtained from the SEC’s website at sec.gov.

Exhibit No.	Description

1.1	Underwriting Agreement between the Company and Chardan Capital Markets, LLC dated October 14, 2021 (incorporated by reference to Exhibit 1.1 to the Form 8-K filed with the Securities & Exchange Commission on October 20, 2021).

2.1	Business Combination Agreement, dated as of December 6, 2023, by and among Achari Ventures Holdings Corp. I, Achari Merger Sub, Inc. and Vaso Corporation (incorporated by reference to Exhibit 2.1 to the Form 8-K filed with the Securities & Exchange Commission on December 7, 2023).

3.1	Fifth Amended and Restated Certificate of Incorporation of the Company deemed effective as of December 19, 2023 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the Securities & Exchange Commission on December 21, 2023).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Registration Statement of Form S-1/A filed with the Securities & Exchange Commission on October 14, 2021).

4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company dated October 14, 2021 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the Securities & Exchange Commission on October 20, 2021).

4.2	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement of Form S-1/A filed with the Securities & Exchange Commission on August 5, 2021).

4.3	Specimen Public Shares Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement of Form S-1/A filed with the Securities & Exchange Commission on August 5, 2021).

4.4	Description of Securities.*

4.5	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement of Form S-1/A filed with the Securities & Exchange Commission on August 5, 2021).

10.1	Form of BCA Sponsor Letter Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities & Exchange Commission on December 7, 2023).

10.2	Form of Put Option Agreement (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Securities & Exchange Commission on December 7, 2023).

10.3	Form of Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the Securities & Exchange Commission on December 7, 2023).

10.4	Form of Lockup Agreement (incorporated by reference to Exhibit 10.4 to the Form 8-K filed with the Securities & Exchange Commission on December 7, 2023).

10.5	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.5 to the Form 8-K filed with the Securities & Exchange Commission on December 7, 2023).

10.6	Form of Support Agreement (incorporated by reference to Exhibit 10.6 to the Form 8-K filed with the Securities & Exchange Commission on December 7, 2023).

Exhibit No.	Description

10.7	Letter Agreement between the Company and the Underwriter dated October 14, 2021 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities & Exchange Commission on October 20, 2021).

10.8	Third Amended and Restated Investment Management Trust Agreement between the Company and Continental Stock Transfer & Trust Company, LLC dated December 19, 2023 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities & Exchange Commission on December 21, 2023).

10.9	Registration Rights Agreement between the Company and certain security holders (incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the Securities & Exchange Commission on October 20, 2021).

10.10	Private Placement Warrants Purchase Agreement between the Company and Achari Sponsor Holdings I LLC (incorporated by reference to Exhibit 10.4 to the Form 8-K filed with the Securities & Exchange Commission on October 20, 2021).

10.11	Securities Subscription Agreement between the Company and the Sponsor dated February 7, 2021 (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on October 5, 2021).

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on August 5, 2021).

21	List of Subsidiaries.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.*

32.2	Certification of Chief Operating Officer and Chief Financial Officer Pursuant to 18 U.S. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

97	Clawback policy.

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Achari Ventures Holdings Corp. I

Dated: March 29, 2024	By:	/s/ Vikas Desai
	Name:	Vikas Desai
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Vikas Desai	Chief Executive Officer	March 29, 2024
Vikas Desai	(Principal Executive Officer)

/s/ Mitchell Hara	Chief Operating Officer and Chief Financial Officer	March 29, 2024
Mitchell Hara	(Principal Financial and Accounting Officer)

/s/ Merrick Friedman	Chief Investment Officer, Corporate Secretary, and Director	March 29, 2024
Merrick Friedman

/s/ Seth Farbman	Director	March 29, 2024
Seth Farbman

/s/ Kevin K. Albert	Director	March 29, 2024
Kevin K. Albert

/s/ Harry DeMott	Director	March 29, 2024
Harry DeMott

/s/ Mark A.Pelson	Director	March 29, 2024
Mark A. Pelson

/s/ Timothy J. Seymour	Director	March 29, 2024
Timothy J. Seymour

(a) The following are filed with this report:

Achari Ventures Holdings Corp. I

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Achari Ventures Holdings Corp. I:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Achari Ventures Holdings Corp. I as of December 31, 2023 and 2022, the related statements of Operations, Changes in Stockholders’ Deficit, and Cash flows for the years ended December 31, 2023 and 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Achari Ventures Holdings Corp. I as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years ended December 31, 2023 and 2022 in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company’s business plan is dependent on the completion of a Business Combination and the Company’s cash and working capital as of December 31, 2023 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to Achari Ventures Holdings Corp. I in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Achari Ventures Holdings Corp. I is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ WithumSmith+Brown, PC

We have served as Achari Ventures Holdings Corp. I auditor since 2023.

New York, NY

March 29, 2024

PCAOB Number 100

Item 1. Financial Statements

ACHARI VENTURES HOLDINGS CORP. I

BALANCE SHEETS

	December 31, 2023	December 31, 2022
ASSETS
CURRENT ASSETS
Cash	$48,395	$597,306
Prepaid expenses	48,106	180,197
Total current assets	96,501	777,503

OTHER ASSETS
Cash and marketable securities held in Trust Account	6,049,745	44,688,320
TOTAL ASSETS	$6,146,246	$45,465,823

LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,206,121	$665,059
Income taxes payable	42,717	216,203
Franchise tax payable	-	291,137
Note payable-related party	582,000	-
Excise tax liability	391,544	-
Common Stock Redemption Payable	-	34,198,758
Total current liabilities	4,222,382	35,371,157
Derivative warrant liabilities	107,713	356,666
Deferred underwriting fee payable	3,500,000	3,500,000
Total liabilities	7,830,095	39,227,823

COMMITMENTS AND CONTINGENCIES (NOTE 6)
REDEEMABLE COMMON STOCK
Common stock subject to possible redemption: 550,941 and 1,019,465 shares at redemption value of $10.98 and $10.29 per share at December 31, 2023 and 2022, respectively	6,049,745	10,489,562

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at December 31, 2023 and 2022	-	-
Common stock; $0.0001 par value; 100,000,000 shares authorized; 2,500,000 shares issued and outstanding (excluding 550,941 and 1,019,465 shares subject to possible redemption at December 31, 2023 and 2022, respectively)	250	250
Accumulated deficit	(7,733,844)	(4,251,812)

Total stockholders’ deficit	(7,733,594)	(4,251,562)

LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ DEFICIT	$6,146,246	$45,465,823

The accompanying notes are an integral part of these financial statements.

ACHARI VENTURES HOLDINGS CORP. I

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

	December 31, 2023	December 31, 2022
OPERATING EXPENSES
General and administrative	$3,098,140	$1,287,276
Franchise tax	81,600	282,342
Total operating expenses	3,179,740	1,569,618

OTHER INCOME
Interest and dividend income on cash and marketable securities held in Trust Account	429,125	1,411,854
Change in fair value of private warrants	248,953	1,997,334
Total other income	678,078	3,409,188

INCOME BEFORE INCOME TAX PROVISION	(2,501,662)	1,839,570
Income tax provision	(72,980)	(216,203)
NET (LOSS) INCOME	$(2,574,642)	$1,623,367

Weighted average shares outstanding of Common Stock	3,336,745	12,278,562
Basic and diluted net (loss) income per share, Common Stock	$(0.77)	$0.13

The accompanying notes are an integral part of these financial statements.

ACHARI VENTURES HOLDINGS CORP. I

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2023

	Common stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	capital	deficit	deficit
Balance, January 1, 2023	2,500,000	$250	$-	$(4,251,812)	$(4,251,562)
Remeasurement of redeemable shares to redemption value	-	-	-	(515,846)	(515,846)
Excise duty in connection with redemption of redeemable shares	-	-	-	(391,544)	(391,544)
Net loss	-	-	-	(2,574,642)	(2,574,642)
Balance, December 31, 2023	2,500,000	$250	$-	$(7,733,844)	$(7,733,594)

FOR THE YEAR ENDED DECEMBER 31, 2022

	Common stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	capital	deficit	deficit
Balance, January 1, 2022	2,500,000	$250	$-	$(4,876,287)	$(4,876,037)
Remeasurement of redeemable shares to redemption value	-	-	-	(998,892)	(998,892)
Net income	-	-	-	1,623,367	1,623,367
Balance, December 31, 2022	2,500,000	$250	$-	$(4,251,812)	$(4,251,562)

The accompanying notes are an integral part of these financial statements.

ACHARI VENTURES HOLDINGS CORP. I

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

	December 31, 2023	December 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(2,574,642)	$1,623,367
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest and dividend income on cash and marketable securities held in Trust Account	(429,125)	(1,411,854)
Changes in operating assets and liabilities:
Change in fair value of warrants	(248,953)	(1,997,334)
Prepaid expenses	132,091	228,376
Income taxes payable	(173,486)	216,203
Accounts payable and accrued expenses	2,541,062	580,451
Franchise tax payable	(291,137)	176,875
Due to affiliate	-	(5,000)
Net cash used in operating activities	(1,044,190)	(588,916)

CASH FLOWS FROM INVESTING ACTIVITIES
Principal deposited in Trust Account	(497,337)	-
Cash withdrawn from Trust Account in connection with Common Stock redemptions	39,154,420	57,810,572
Cash withdrawal from Trust Account for taxes	410,616	414,836
Net cash provided by investing activities	39,067,699	58,225,408

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of Common Stock	(39,154,420)	(57,810,572)
Note payable – related party	582,000	-
Net cash used in financing activities	(38,572,420)	(57,810,572)

NET CHANGE IN CASH	(548,911)	(174,080)
CASH, BEGINNING OF YEAR	597,306	771,386

CASH, END OF YEAR	$48,395	$597,306

Supplemental disclosure of noncash activities:
Common stock redemption payable	$-	$34,198,758
Excise tax liability	$391,544	$-

The accompanying notes are an integral part of these financial statements.

ACHARI VENTURE HOLDINGS CORP. I

NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2023

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

As of December 31, 2023, the Company had not commenced any operations. All activity through December 31, 2023 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The registration statement for the Company’s Initial Public Offering was declared effective on October 14, 2021. On October 19, 2021, the Company consummated the Initial Public Offering of 10,000,000 units (“Units”), each of which consisted of one warrant and one share of common stock of the Company, par value $0.0001 per share (“Common Stock” and such shares held by Public Stockholders (defined below), the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $100,000,000, which is discussed in Note 3. The Company has selected December 31 as its fiscal year end.

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

Following the closing of the Initial Public Offering, $101,500,000 ($10.15 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants was placed in a trust account (the “Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance the Company will be able to successfully effect an initial Business Combination.

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

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s Fifth Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”). In accordance with Accounting Standards Codification (“ASC”) 480-10-S99, redemption provisions not solely within the control of a company require common stock subject to redemption to be classified outside of permanent equity. Given that the Public Shares were issued with other freestanding instruments (i.e., public warrants), the initial carrying value of common stock classified as temporary equity was the allocated proceeds determined in accordance with ASC 470-20. The Common Stock is subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company elected to recognize the changes immediately.

Redemptions of the Company’s Public Shares may be subject to the satisfaction of conditions, including minimum cash conditions, pursuant to an agreement relating to the Company’s Business Combination. If the Company seeks stockholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

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

If the Company is unable to complete a Business Combination by July 19, 2024, 33 months from the closing of the Initial Public Offering by effecting up to six (6) one-month extensions, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

On December 18, 2023, the Company held a special meeting in lieu of an annual meeting of the Company’s shareholders (the “Special Meeting”), the Company’s shareholders approved (i) a proposal (the “Charter Amendment Proposal”) to amend the Company’s Fourth Amended and Restated Certificate of Incorporation to revise the Company’s then existing extension option, which provided that the Company has the option of extending the period by which the Company must consummate a business combination by up to 12 months, from the original expiration date of January 19, 2023 (the “Original Expiration Date”), to January 19, 2024 (the “Second Amended Extended Date”), to instead provide that the Company will have the option to extend the period by which it must consummate a business combination by an additional six months, from the Second Amended Extended Date, or from January 19, 2024, to July 19, 2024 (the “Third Amended Extended Date”), with such extension option exercisable in six single-month increments (each such monthly extension option, a “Monthly Extension Option”), for an additional six-month aggregate total extension period if each Monthly Extension Option is exercised, and with each such Monthly Extension Option exercisable upon five calendar days’ advance notice prior to the applicable monthly deadline (such deadline for exercising each such Monthly Extension Option being the 19th calendar day of each month); (ii) a proposal (the “Redemption Limitation Amendment Proposal”) to amend the Company’s Fourth Amended and Restated Certificate of Incorporation to eliminate a limitation therein providing that the Company shall not redeem Public Shares (as defined below) to the extent that such redemption would cause the Company’s net tangible assets to be less than $5,000,001 following any such redemptions (the “Redemption Limitation”), in order to allow the Company to redeem Public Shares irrespective of whether the amount of such redemptions would breach the Redemption Limitation if the Company so chooses in its sole discretion; and (iii) a proposal (the “Trust Amendment Proposal”) to amend the Company’s Second Amended and Restated Investment Management Trust Agreement, dated July 12, 2023, by and between the Trustee and the Company (the “Second Amended and Restated Investment Management Trust Agreement”), to provide that the Second Amended Extended Date provided for in the Second Amended and Restated Investment Management Trust Agreement, upon which assets held in the Trust account established in connection with the Company’s Initial Public Offering will be liquidated if it has not consummated a business combination, may be extended, at the Company’s option, and on a monthly basis, pursuant to the exercise of Monthly Extension Option(s), up to and until the Third Amended Extended Date of July 19, 2024; provided that, in order to exercise a single Monthly Extension Option, the Company must deposit into the Trust Account the lesser of (x) $100,000 and (y) $0.04 for each share of Common Stock included in the units which were sold in the Initial Public Offering and which remain outstanding on the date of such deposit. The Company entered into the Third Amended and Restated Investment Management Trust Agreement (the “Third Amended and Restated Investment Management Trust Agreement”) on December 19, 2023 with Continental Stock Transfer & Trust Company. The Company’s Fifth Amended and Restated Certificate of Incorporation (the “Fifth Amended and Restated Certificate of Incorporation”) was deemed effective on December 19, 2023 and was promptly filed with the Delaware Secretary of State.

On March 13, 2024, the Company, notified Continental Stock Transfer & Trust Company (the “Trustee”), the trustee of the Company’s trust account (the “Trust Account”), that it was extending the time available to the Company to consummate its initial business combination, from March 19, 2024 to April 19, 2024 (the “Third Extension”), pursuant to and in accordance with the terms of the Company’s Fifth Amended and Restated Certificate of Incorporation and the Company’s Third Amended and Restated Investment Management Trust Agreement (the “Trust Agreement”) the Company deposited $22,037.64 into the Company’s Trust Account. The Third Extension is the third of up to six (6) one-month Extensions permitted under the Company’s Fifth Amended and Restated Certificate of Incorporation and Trust Agreement.

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

At the Special Meeting, holders of 87,380 shares of Common Stock of the Company exercised their right to redeem their shares for cash at an approximate price of $10.90 per share, for an aggregate payment of approximately $952,940, which was withdrawn from the Company’s Trust Account to redeem such shares.

Risks and Uncertainties

Management is continuing to evaluate the impact of the COVID-19 pandemic and the Company has concluded that while it is reasonably possible that COVID-19 could have a negative effect on identifying a target company for a Business Combination, the specific impact is not readily determinable as of the date of the financial statements. Additionally, in February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these financial statements, and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Liquidity and Capital Resources

As of December 31, 2023, the Company had cash of $48,395 in its operating bank account and $6,049,745 of cash held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Common Stock in connection therewith. As of December 31, 2023, approximately $429,125 of the amount on deposit in the Trust Account represented interest and dividend income from investments, which is available to pay the Company’s tax obligations.

The Company has until July 19, 2024 (which is 33 months from the October 19, 2021 closing of the Company’s Initial Public Offering) if the Company exercises each of its six monthly Extension Options. Until the consummation of a Business Combination, the Company is and will continue to use the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. The Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing.

Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution and liquidity condition described in Note 1 of the financial statements, raises substantial doubt about the Company’s ability to continue as a going concern. As described in Note 6, the $3,500,000 of deferred underwriting fee payable is contingent upon the consummation of a Business Combination subject to the terms of the underwriting agreement. It is uncertain that the Company will be able to consummate a Business Combination by the specified period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2023 and 2022.

Marketable Securities Held in the Trust Account

At December 31, 2023 and 2022, substantially all of the assets held in the Trust Account were held in cash and mutual fund that invests in U.S. Treasury securities respectively. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in Interest and dividend income on cash and marketable securities held in the Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At December 31, 2023 and 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2023 and 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the years ended December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception. (see Note 10)

Common Stock Subject to Possible Redemption

The Company accounts for its Common Stock subject to possible redemption in accordance with the guidance in ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”). Shares of Common Stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Common Stock (including Common Stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times Common Stock is classified as stockholders’ equity. The Company’s Common Stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2023, 550,941 shares of Common Stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Common Stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Common Stock are affected by charges against additional paid-in capital and accumulated deficit.

At December 31, 2023, the Common Stock subject to possible redemption reflected in the balance sheet is reconciled in the following table:

Gross proceeds	$100,000,000
Less:
Proceeds allocated to Public Warrants	(11,900,000)
Common Stock issuance costs	(5,322,219)
Plus: Remeasurement of carrying value to redemption value	18,722,219
Common Stock subject to possible redemption as of December 31, 2021	101,500,000
Less:
Redemption of Common Stock	(57,810,572)
Common Stock redemption payable	(34,198,758)
Plus: Remeasurement of carrying value to redemption value (net)	998,892
Common Stock subject to possible redemption as of December 31, 2022	10,489,562
Redemption of Common Stock	(4,955,663)
Plus: Remeasurement of carrying value to redemption value	515,846
Common Stock subject to possible redemption as of December 31, 2023	$6,049,745

Net (Loss) Income per Common Stock

The Company has one class of shares. Public Warrants (see Note 3) and Private Placement Warrants (see Note 4) to purchase 12,850,000 shares of Common Stock at $11.50 per share were issued on October 19, 2021. As of December 31, 2023, no Public Warrants or Private Placement Warrants have been exercised. The 12,850,000 potential shares of Common Stock for outstanding Public Warrants and Private Placement Warrants to purchase the Common Stock were excluded from diluted earnings per share for the year ended December 31, 2023 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net (loss) income per share of Common Stock is the same as basic net (loss) income per shares of Common Stock for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per share for each class of stock.

	For the year ended December 31, 2023	For the year ended December 31, 2022
Basic and diluted net (loss) income per share:
Numerator:
Allocation of net (loss) income	$(2,574,642)	$1,623,367
Denominator:
Weighted average shares outstanding	3,336,745	12,278,562

Basic and diluted net (loss) income per share	$(0.77)	$0.13

Accounting for Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the instruments are free standing financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own common shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, was conducted at the time of warrant issuance and as of each subsequent period end date while the instruments are outstanding. Management has concluded that the Public Warrants qualify for equity accounting treatment and the Private Placement Warrants issued pursuant to the warrant agreement qualify for liability accounting treatment.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40):  Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 25, 2021 (inception). Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

The Company has reviewed other recent accounting pronouncements and concluded that they are either not applicable to the Company or no material effect is expected on the financial statements as a result of future adoption.

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

Note 5—Related Party Transactions

Founder Shares

In February 2021, the Sponsor paid an aggregate purchase price of $25,000, or approximately $0.009 per share, in consideration of 2,156,250 shares of Common Stock to cover certain expenses of the Company (the “Founder Shares”). In June 2021, the Company effected a 1.3333-for-1.0 stock split of Common Stock, resulting in the Sponsor owning an aggregate of 2,875,000 Founder Shares. The Founder Shares included an aggregate of up to 375,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Sponsor would collectively own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering). The over-allotment was not exercised and such shares were forfeited.

The Sponsor agreed that it will not transfer, assign or sell any Founder Shares until (1) with respect to 50% of the shares, the earlier of six months after the date of the consummation of the Business Combination and the date on which the closing price of the Company’s Common Stock exceeds $12.50 per share (as adjusted for share splits, share capitalizations, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after the Business Combination and (2) with respect to the remaining 50% of the shares, six months after the date of the consummation of the Business Combination, or earlier, in either case, if, subsequent to the Business Combination, the Company consummates a liquidation, merger, share exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares for cash, securities or other property.

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

On July 18, 2023, the Company and the Sponsor entered into a non-interest-bearing loan agreement whereby the Company issued a promissory note (the “Note”) to the Sponsor pursuant to which the Company may borrow up to $1,500,000 in cash from time to time to fund working capital requirements, including with respect to the funding of Monthly Extension Options. The current principal amount of the Note is payable on the earlier of (a) the consummation of a Business Combination and (b) the date of the liquidation of the Company. If a Business Combination is not consummated, this Note will be repaid solely to the extent that the Company has funds available to it outside of the Trust Account and all other amounts will be forfeited, eliminated or otherwise forgiven. As of December 31, 2023 and 2022, the amount outstanding under the Note was $582,000 and $0 respectively, as reflected on the Company’s balance sheets included herein under the caption ‘Note payable-related party’.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $0.75 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2023 and 2022, there were no Working Capital Loans outstanding. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans.

Note 6—Commitments and Contingencies

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and any warrants issued upon conversion of Working Capital Loans (and any shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of working capital loans) are entitled to registration rights pursuant to an agreement entered into in connection with the Company’s Initial Public Offering requiring the Company to register such securities for resale. The holders of a majority of these securities are entitled to make up to three demands, except short form demands, that the Company register such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Note 7—Stockholders’ Deficit

Common Stock—The Company is authorized to issue 100,000,000 shares of Common Stock. As of December 31, 2023 and 2022, there were 2,500,000 (excluding 550,941 and 1,019,465 shares of Common Stock subject to possible redemption, respectively) shares of Common Stock issued and outstanding.

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2023 and 2022, there were no shares of preferred stock issued or outstanding.

Public Warrants - Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) one year from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. The Company will not be obligated to deliver any shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the shares underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No warrant will be exercisable and the Company will not be obligated to issue shares upon exercise of a warrant unless shares issuable upon such warrant exercise have been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement covering the shares issuable upon exercise of the warrants, to cause such registration statement to become effective and to maintain a current prospectus relating to those shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the shares issuable upon exercise of the warrants is not effective by the 60th business day after the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the foregoing, if a registration statement covering the shares issuable upon exercise of the warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis.

Once the warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	at any time after the warrants become exercisable;

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the reported last sale price of the Public Shares equals or exceeds $16.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing once the warrants become exercisable and ending three business days before the Company sends the notice of redemption to the warrant holders.

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

As of December 31, 2023 and 2022, there were 10,000,000 of Public Warrants outstanding.

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

The exercise price and number of shares of Common Stock issuable on exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuances of shares of Common Stock at a price below their respective exercise prices. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

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

As of December 31, 2023 and 2022, there were 7,133,333 of private warrants outstanding.

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

Level 3: Unobservable inputs based on an assessment of the assumptions that market participants would use in pricing the asset or liability.

At December 31, 2023, the investments held in the Trust Account were held in a cash.

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis at December 31, 2023 and 2022 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
December 31, 2023	Level	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash and marketable securities held in Trust Account	1	$6,049,745	$—	$—
Warrant Liability-Private Placement Warrants	3	$—	$—	$107,713

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
December 31, 2022	Level	(Level 1)	(Level 2)	(Level 3)

Assets:
Marketable Securities	1	$44,688,320	$—	$—
Warrant Liability-Private Placement Warrants	3	$—	$—	$356,666

The Company utilizes a Monte Carlo simulation model to value the warrants at each reporting period, with changes in fair value recognized in the statements of operations. The estimated fair value of the warrant liability is determined using Level 3 inputs. Inherent in a Monte Carlo pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its Common Stock based on industry historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the

U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The following table provides quantitative information regarding Level 3 fair value measurements at December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Stock Price	$10.89	$10.22
Exercise Price	$11.50	$11.50
Term (years)	0.96	2.91
Volatility	1.15%	0.20%
Risk Free Rate	4.77%	4.24%
Dividend Yield	0.00%	0.00%

The following table presents the changes in the fair value of Level 3 warrant labilities:

Private Placement Warrants

Fair value as of October 19, 2021 (IPO)	$9,986,666
Change in fair value	(7,632,666)
Fair value as of December 31, 2021	2,354,000
Change in fair value	(1,997,334)
Fair value as of December 31, 2022	356,666
Change in fair value	(248,953)
Fair value as of December 31, 2023	$107,713

Note 10—Income Taxes

The total Income tax provision is comprised of the following for the years ended December 31, 2023 and 2022:

	December 31,	December 31,
	2023	2022
Federal
Current	$72,980	$216,203
Deferred	(688,629)	(246,333)
State and local
Current	—	—
Deferred	—	—
Change in valuation allowance	688,629	246,333
Income tax provision	$72,980	$216,203

Deferred tax assets and liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

The net deferred tax assets in the accompanying balance sheets included the following components:

	December 31, 2023	December 31, 2022

Deferred tax assets
Start-up costs	$688,629	$308,347
Net operating loss carryforward	—	—
Total deferred tax asset	688,629	308,347
Valuation allowance	(688,629)	(308,347)
Deferred tax asset net of allowance	$—	$—

The Company’s federal net operating loss carryforward as of December 31, 2023 and 2022 amounted to $0.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, Management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended December 31, 2023 and 2022, the change in valuation allowance was $688,629 and $308,347, respectively.

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate (approximate) is as follows:

	December 31, 2023	December 31, 2022

Statutory federal income tax rate	21.00%	21.00%
State taxes, net of federal tax benefit	0.00%	0.00%
Change in fair value of warrants	9.95%	(22.80)%
Warrant issuance costs	0.00%	0.00%
Valuation allowance	(27.53)%	13.29%
Income tax provision expense	(3.42)%	11.49%

The tax provision differs from the statutory rate of 21% due to the change in fair value of warrants and the valuation allowance.

Note 11—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were available to be issued and has determined that subject to the events below, there have been no events that have occurred that would require adjustments to the disclosures of the financial statements.

In connection with the proposed Business Combination with Vaso Corporation, the Company filed a registration statement on Form S-4 with the SEC on January 8, 2024 (Registration No. 333-276422) (the “Registration Statement). On February 2, 2024, the Company received a comment letter from the SEC regarding the Registration Statement. The Company responded to the SEC’s comment letter and amended the Registration Statement on February 14, 2024, accordingly. On March 8, 2024, the Company received a second comment letter from the SEC regarding the Registration Statement. For additional information regarding the Vaso Business Combination, please see the Registration Statement, as amended.

On March 13, 2024, the Company notified the trustee of the Company’s Trust Account that it was exercising a Monthly Extension Option, extending the time available to the Company to consummate a Business Combination, from March 19, 2024 to April 19, 2024 (the “Third Extension”), pursuant to and in accordance with the terms of the Company’s Fifth Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation” or the “Fourth Amended and Restated Certificate of Incorporation”) and the Company’s Third Amended and Restated Investment Management Trust Agreement (the “Trust Agreement”). The Third Extension is the third of up to six (6) one-month Extensions permitted under the Company’s Fifth Amended and Restated Certificate of Incorporation and Trust Agreement.

Pursuant to the terms of the Company’s Certificate of Incorporation and Trust Agreement, on March 13, 2024, with respect to the exercise of the Third Extension, the Company deposited $22,037.64 into the Company’s Trust Account in connection with the exercise of the First Extension. Such deposit with respect to the Third Extension was made using funds held outside of the Company’s Trust Account and available to the Company to fund working capital requirements. As of March 19, 2024 (and, for the avoidance of doubt, inclusive of the deposit of $22,037.64 into the Trust Account in connection with the exercise of the First Extension as described above), the Trust Account held approximately $6,145,817.