Form 10-Q
period 2024-03-31
Achari Ventures Holdings Corp. I
filed 2024-05-15
CIK 1844507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______ to______

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

As of May 14, 2024, there were 3,050,941 shares of common stock, par value $0.0001 per share issued and outstanding (“Common Stock”).

ACHARI VENTURES HOLDINGS CORP. I

Quarterly Report on Form 10-Q

i

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

ACHARI VENTURES HOLDINGS CORP. I

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024 (Unaudited)	December 31, 2023
ASSETS
CURRENT ASSETS
Cash	$10,524	$48,395
Prepaid expenses	63,943	48,106
Total current assets	74,467	96,501

OTHER ASSETS
Cash held in Trust Account	6,194,997	6,049,745
TOTAL ASSETS	$6,269,464	$6,146,246

LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,579,512	$3,206,121
Income taxes payable	10,979	42,717
Notes payable - related party	825,975	582,000
Excise tax liability	391,544	391,544
Total current liabilities	4,808,010	4,222,382
Derivative warrant liabilities	175,480	107,713
Deferred underwriting fee payable	3,500,000	3,500,000
Total liabilities	8,483,490	7,830,095

COMMITMENTS AND CONTINGENCIES (NOTE 6)
REDEEMABLE COMMON STOCK
Common stock subject to possible redemption: 550,941 shares at redemption value of $11.24 and $10.98 per share at March 31, 2024 and December 31, 2023, respectively	6,194,997	6,049,745

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock; $0.0001 par value; 100,000,000 shares authorized; 2,500,000 shares issued and outstanding (excluding 550,941 shares subject to possible redemption at March 31, 2024 and December 31, 2023)	250	250
Accumulated Deficit	(8,409,273)	(7,733,844)
Total stockholders’ deficit	(8,409,023)	(7,733,594)
LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ DEFICIT	$6,269,464	$6,146,246

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACHARI VENTURES HOLDINGS CORP. I

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED

	March 31, 2024	March 31, 2023
OPERATING EXPENSES
General and administrative	$508,544	$925,964
Franchise tax	20,743	50,000
Total operating expenses	529,287	975,964
OTHER INCOME
Interest and dividend income on cash and marketable securities held in Trust Account	79,139	113,870
Change in fair value of derivative warrant liabilities	(67,767)	(71,334)
Total other income	11,372	42,536
INCOME BEFORE PROVISION FOR INCOME TAXES	(517,915)	(933,428)
Income tax provision	(12,262)	(13,413)
NET LOSS	$(530,177)	$(946,841)

Weighted average shares outstanding of Common stock	3,050,941	3,519,465
Basic and diluted net loss per share, Common stock	$(0.17)	$(0.27)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACHARI VENTURES HOLDINGS CORP. I

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ DEFICIT FOR THE THREE MONTHS ENDED

MARCH 31, 2024

(UNAUDITED)

	Common stock (excluding 550,941 shares subject to possible redemption)		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	capital	deficit	deficit
Balance, January 1, 2024	2,500,000	$250	$-	$(7,733,844)	$(7,733,594)
Remeasurement of redeemable shares to redemption value				(145,252)	(145,252)
Net loss	-	-	-	(530,177)	(530,177)
Balance, March 31, 2024	2,500,000	$250	$-	$(8,409,273)	$(8,409,023)

FOR THE THREE MONTHS ENDED

MARCH 31, 2023

(UNAUDITED)

	Common stock (excluding 1,019,465 shares subject to possible redemption)		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	capital	deficit	deficit
Balance, January 1, 2023	2,500,000	$250	$-	$(4,251,812)	$(4,251,562)
Remeasurement of redeemable shares to redemption value	-	-	-	(266,790)	(266,790)
Excise duty in connection with redemption of redeemable shares	-	-	-	(341,988)	(341,988)
Net loss	-	-	-	(946,841)	(946,841)
Balance, March 31, 2023	2,500,000	$250	$-	$(5,807,431)	$(5,807,181)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED

	March 31, 2024	March 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(530,177)	$(946,841)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest and dividend income on cash and marketable securities held in Trust Account	(79,139)	(113,870)
Changes in operating assets and liabilities:
Change in fair value of warrants	67,767	71,334
Prepaid expenses	(15,837)	16,312
Accounts payable and accrued expenses	373,391	837,896
Income taxes payable	(31,738)	13,413
Franchise tax payable	-	(241,137)
Net cash used in operating activities	(215,733)	(362,893)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash deposited in Trust Account	(66,113)	-
Cash withdrawn from Trust account for taxes	-	(152,920)
Cash withdrawal from Trust account in connection with Common Stock redemptions	-	34,198,758
Net cash (used in) provided by investing activities	(66,113)	34,045,838
CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of Common stock	-	(34,198,758)
Notes payable - related party	243,975	-
Net cash provided by (used in) financing activities	243,975	(34,198,758)
NET CHANGE IN CASH	(37,871)	(515,813)
CASH, BEGINNING OF PERIOD	48,395	597,306

CASH, END OF PERIOD	$10,524	$81,493
Supplemental disclosure of noncash activities:
Common stock redemption payable	$-	$266,790
Excise tax liability	$-	$13,413

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACHARI VENTURES HOLDINGS CORP. I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

As of March 31, 2024, the Company had not commenced any operations. All activity through March 31, 2024 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), and, subsequent to the Initial Public Offering, identifying a target company for an initial Business Combination. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The registration statement for the Company’s Initial Public Offering was declared effective on October 14, 2021. On October 19, 2021, the Company consummated the Initial Public Offering of 10,000,000 units (“Units”), each of which consisted of one warrant and one share of Common Stock (the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $100,000,000, which is discussed in Note 3. The Company has selected December 31 as its fiscal year end.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 7,133,333 warrants (“Private Placement Warrants”) at a price of $0.75 per Private Placement Warrant in a private placement to the Company’s sponsor, Achari Sponsor Holdings I LLC (the “Sponsor”), for gross proceeds of $5,350,000, which is described in Note 4.

Offering costs for the Initial Public Offering amounted to $6,101,730, consisting of $2,000,000 of underwriting fees, $3,500,000 of deferred underwriting fees payable (which are held in the Trust Account (as defined below)) and $601,730 of other costs. As described in Note 6, the $3,500,000 of deferred underwriting fee payable is contingent upon the consummation of an initial Business Combination, as further described in the underwriting agreement entered into in connection with the Initial Public Offering.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating an initial Business Combination. There is no assurance that the Company will be able to complete an initial Business Combination successfully. The Company must complete one or more Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete an initial Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance the Company will be able to successfully effect an initial Business Combination.

The Company will provide the holders of the outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of an initial Business Combination either (i) in connection with a stockholder meeting called to approve the initial Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of an initial Business Combination or conduct a tender offer will be made by the Company. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.15 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). There will be no redemption rights with respect to the Company’s warrants.

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Company’s initial Business Combination and in connection with certain amendments to the Company’s Fifth Amended and Restated Certificate of Incorporation (as defined below). In accordance with ASC 480-10-S99, redemption provisions not solely within the control of a company require Common Stock subject to redemption to be classified outside of permanent equity. Given that the Public Shares were issued with other freestanding instruments (i.e., Public Warrants (as defined in Note 3)), the initial carrying value of Common Stock classified as temporary equity was the allocated proceeds determined in accordance with Accounting Standards Codification (“ASC”) 470-20. The Common Stock is subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company elected to recognize the changes immediately. While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001, the Public Shares are redeemable and are classified as such on the condensed consolidated balance sheets until such date that a redemption event takes place.

Redemptions of the Company’s Public Shares may be subject to the satisfaction of conditions, including minimum cash conditions, pursuant to an agreement relating to the Company’s initial Business Combination. If the Company seeks stockholder approval of the initial Business Combination, the Company will proceed with an initial Business Combination if a majority of the shares voted are voted in favor of the initial Business Combination, or such other vote as required by law or stock exchange rule. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Fifth Amended and Restated Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing an initial Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with an initial Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving an initial Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

Notwithstanding the foregoing, the Fifth Amended and Restated Certificate of Incorporation provides that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Common Stock sold in the Initial Public Offering, without the prior consent of the Company.

The Company’s Sponsor, officers and directors (the “Initial Stockholders”) agreed not to propose an amendment to the Fifth Amended and Restated Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete an initial Business Combination, unless the Company provides the Public Stockholders with the opportunity to redeem their shares of Common Stock in conjunction with any such amendment.

If the Company is unable to complete an initial Business Combination by July 19, 2024 (assuming each of the Monthly Extension Options (as defined below) are exercised, the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, Public Stockholders may only receive $10.15 per share (the amount originally deposited in the Trust Account upon the consummation of the Initial Public Offering) and the warrants will expire worthless. In certain circumstances, Public Stockholders may receive less than $10.15 per share (the amount originally deposited in Trust Account upon the consummation of the Initial Public Offering) on the redemption of their shares.

The Initial Stockholders agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete an initial Business Combination within the Combination Period in connection with the consummation of the Initial Public Offering. However, if the Initial Stockholders decide to acquire Public Shares in addition to their Founder Shares, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete an initial Business Combination within the Combination Period. The underwriters agreed to waive their rights to its deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete an initial Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including the Trust Account assets) will be only $10.15 per shares held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Business Combination Agreement with Vaso Corporation

Business Combination Agreement

The Company entered into a business combination agreement (the “Vaso Business Combination Agreement”), dated as of December 6, 2023, with Vaso Corporation, a Delaware corporation (“Vaso”), and Achari Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Achari (“Merger Sub”). The Vaso Business Combination Agreement provides, among other things, that on the terms and subject to the conditions set forth therein, Merger Sub will merge with and into Vaso (the “Merger”), with Vaso surviving as a wholly-owned subsidiary of the Company (the “Surviving Company”). Upon the closing of the Vaso Business Combination Agreement (the “Closing”), it is anticipated that the Company will change its name to “Vaso Holding Corporation” (or an alternative name chosen by Vaso and reasonably acceptable to the Company).

The Merger and the other transactions contemplated by the Vaso Business Combination Agreement are hereinafter referred to collectively as the “Vaso Business Combination.”

The Vaso Business Combination Agreement and the transactions contemplated thereby were approved by the boards of directors of each of the Company, Vaso and Merger Sub.

In connection with the Vaso Business Combination, the Company filed a registration statement on Form S-4 with the Securities and Exchange Commission (the “SEC”) on January 8, 2024 (Registration No. 333-276422) (the “Registration Statement”). On February 2, 2024, the Company received a comment letter from the SEC regarding the Registration Statement. The Company responded to the SEC’s comment letter and amended the Registration Statement on February 14, 2024, accordingly. On March 8, 2024, the Company received a second comment letter from the SEC regarding the Registration Statement. The Company responded to the SEC’s comment letter and amended the Registration Statement on April 9, 2024, accordingly. On April 22, 2024, the Company received a third comment letter from the SEC regarding the Registration Statement. The Company responded to the SEC’s comment letter and amended the Registration Statement on April 30, 2024, accordingly. On May 9, 2024, the Company received a fourth comment letter from the SEC regarding the Registration Statement. For additional information regarding the Vaso Business Combination, please see the Registration Statement, as amended.

Consideration and Structure

In accordance with the terms and subject to the conditions of the Vaso Business Combination Agreement, at the effective time of the Merger (the “Effective Time”), (i) each share of capital stock of Merger Sub issued and outstanding immediately prior to the Effective Time shall be automatically cancelled and extinguished and converted into one share of common stock, par value $0.01 per share, of the Surviving Company; and (ii) each share of common stock, par value $0.001 per share, of Vaso (each, a “Vaso Share”) (excluding any dissenting shares and any Vaso Shares held immediately prior to the Effective Time by Vaso as treasury stock) issued and outstanding as of immediately prior to the Effective Time shall be automatically cancelled and extinguished and converted into the right to receive a number of shares of the Company’s Common Stock, par value $0.0001 per share (the “Achari Shares”), in accordance with an exchange ratio equal to (i) the quotient of (a) $176,000,000, divided by (b) the fully-diluted shares of Vaso common stock outstanding on the date of the calculation, divided by (ii) $10.00. The Vaso Business Combination is expected to close in the second quarter of 2024, following the receipt of the required approval by the stockholders of the Company and Vaso.

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

The foregoing description of the Vaso Business Combination Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Vaso Business Combination Agreement, a form of which is attached as Exhibit 2.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2024, and the terms of which are incorporated herein by reference.

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

Other Agreements

Sponsor Letter Agreement

The Vaso Business Combination Agreement contemplates that, at or prior to the Closing, the Sponsor, will enter into a Sponsor Letter Agreement with the Company, Vaso and the other parties thereto (the “BCA Sponsor Letter Agreement”), which (among other things) outlines the transfer of Founder Shares and Private Placement Warrants by the Sponsor to the Company, and also provides for guidelines of restrictions and agreements regarding voting, redemption and disposition of these securities. Pursuant to the BCA Sponsor Letter Agreement, the Sponsor is to return 1,750,000 Founder Shares and 6,133,000 Private Placement Warrants to the Company at the time of the initial Business Combination. The agreement also includes representations and warranties by the parties involved and conditions for termination in compliance with the Vaso Business Combination Agreement.

The foregoing description of the BCA Sponsor Letter Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the BCA Sponsor Letter Agreement, a form of which is attached as Exhibit 10.1 to the Annual Report, and the terms of which are incorporated herein by reference.

Put Option Agreement

The Vaso Business Combination Agreement contemplates that, simultaneously with the Closing, the Sponsor, the Company and Vaso will enter into a Put Option Agreement (the “Put Option Agreement”), which (among other things) governs the transfer and exercise of put options for certain shares and provides a framework for the transfer and exercise of these put options, outlining specific conditions and procedures for their exercise. The Sponsor will then gain the right to put up to 750,000 Class A Common Stock, par value $0.0001 per share, of the post-Vaso Business Combination company at $8.00 per share (the “Achari Put Options”). If the Closing occurs, then Vaso shall pay, or cause to be paid up to $4,500,000 of all Unpaid SPAC Expenses (as defined in the Vaso Business Combination Agreement). If Vaso pays, or causes to be paid, more than $2,250,000 of Unpaid SPAC Expenses, then (i) the number of shares subject to the Achari Put Options shall be reduced by a number of shares equal to the quotient of the excess amount divided by $8.00 and (ii) the number of shares that the holder of such Achari Put Options is to maintain as a result of the BCA Sponsor Letter Agreement shall be reduced from 750,000 by a number of shares equal to the quotient of the Additional Unpaid SPAC Expenses Amount (as defined in the Put Option Agreement) divided by $8.00. The holders of such Achari Put Options may exercise them in certain periods: the initial put exercise period, which shall begin 12 months after the consummation of the initial Business Combination and end three months thereafter, and the second put exercise period, which shall begin three months after the start of the initial put exercise period and end three months thereafter. During these periods, they can sell up to 50% of the Achari Put Option shares to the Company, with unexercised options expiring at the end of each period. The Sponsor retains sole responsibility for any cash proceeds resulting from exercising these Achari Put Options. If market conditions permit, (i) the holders of the Achari Put Option shares may sell these shares prior to the expiration of the lock-up period described in the Put Option Agreement, and (ii) the post-Vaso Business Combination company may require the mandatory sale to the post-Vaso Business Combination company of Achari Put Option shares.

The foregoing description of the Put Option Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Put Option Agreement, a form of which is attached as Exhibit 10.2 to the Annual Report, and the terms of which are incorporated herein by reference.

Amended and Restated Registration Rights Agreement

The Vaso Business Combination Agreement contemplates that, simultaneously with the Closing, the Company and certain security holders and/or executive officers and directors of the Company and Vaso will enter into an Amended and Restated Registration Rights Agreement (the “Amended and Restated Registration Rights Agreement”), which serves to register certain shares, such as Founder Shares and common shares underlying the Private Placement Warrants, for resale under the Securities Act. Such agreement details provisions for shelf registrations, including the filing of Registration Statements (Form S-1 Shelf or Form S-3 Shelf), maintaining shelf effectiveness, amendments and subsequent registrations for resale of registrable securities. Additionally, such agreements outline the Company’s obligations to facilitate the disposition of registrable securities, including preparing registration statements, obtaining qualifications under securities laws, ensuring prospectus accuracy, and indemnifying holders against losses arising from any inaccuracies in the offering documents.

The foregoing description of the Amended and Restated Registration Rights Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Amended and Restated Registration Rights Agreement, a form of which is attached as Exhibit 10.3 to the Annual Report, and the terms of which are incorporated herein by reference.

Lockup Agreement

In connection with the Closing, certain security holders of the Company and Vaso will enter into a Lockup Agreement (the “Lockup Agreement”), pursuant to which (among other things), such security holders will be subject to a proposed 365-day lock-up period, during which such holders irrevocably agree they will not (i) transfer, offer, sell, contract or agree to sell, pledge, assign, hypothecate, grant any option to purchase or otherwise dispose of, directly or indirectly, any shares of the Company’s capital stock, enter into a transaction that would have the same effect or enter into any swap, hedge or other arrangement that transfers, in whole or in part, any of the economic consequences of ownership of any such shares, whether any of these transactions are to be settled by delivery of any such shares, in cash or otherwise, publicly disclose the intention to enter into a transaction specified or similar to the foregoing, or engage in any Short Sales (as defined therein) with respect to any security of the Company. The Put Option Agreement provides a leak out from the lock-up in limited circumstances based on market conditions.

The foregoing description of the Lockup Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Lockup Agreement, a form of which is attached as Exhibit 10.4 to the Annual Report, and the terms of which are incorporated herein by reference.

Director Indemnification Agreements

In connection with the Closing, each of the individuals designated to be members of the board of directors of the Company will enter into a Director Indemnification Agreement with the Company (collectively, the “Director Indemnification Agreements,” and each, a “Director Indemnification Agreement”).

The foregoing description of the Director Indemnification Agreements does not purport to be complete and is qualified in its entirety by the terms and conditions of the Director Indemnification Agreement, a form of which is attached as Exhibit 10.5 to the Annual Report, and the terms of which are incorporated herein by reference.

Vaso Support Agreement

Concurrently with the execution of the Vaso Business Combination Agreement, the Company, Vaso and certain security holders of Vaso have entered into support agreements committing them to vote in favor of the Vaso Business Combination (the “Support Agreements”), pursuant to which such security holders agreed to, among other things, (i) waive any appraisal rights or dissenter rights in connection with the Vaso Business Combination, and (ii) consent to and vote in favor of the Vaso Business Combination Agreement and the transactions contemplated thereby (including the Vaso Business Combination).

The foregoing description of the Support Agreements is subject to and qualified in its entirety by reference to the full text of the Support Agreement, a copy of which is attached as Exhibit 10.6 to the Annual Report, and the terms of which are incorporated herein by reference.

Extension of Deadline to Consummate an Initial Business Combination

On December 22, 2022, the Company reconvened a special meeting of the Company’s shareholders (the “December 2022 Special Meeting”), which had initially been adjourned on December 19, 2022. At the reconvened December 2022 Special Meeting, the Company’s shareholders approved (i) an amendment to the Company’s then-existing amended and restated certificate of incorporation, which amended an option included in the Company’s then-existing amended certificate of incorporation, and which had provided the Company the ability to extend the deadline by which the Company must consummate an initial Business Combination by up to three months, or from January 19, 2023 to April 19, 2023, to instead provide for an extension to consummate an initial Business Combination by up to six months, or from January 19, 2023 to July 19, 2023 (the “Original Amended Extended Date”) and (ii) an amendment to the Company’s Investment Management Trust Agreement to provide that the Company may extend the time period to complete an initial Business Combination up to and until the Original Amended Extended Date on a monthly basis, by, at the Company’s option, depositing into the Company’s Trust Account the lesser of (x) $100,000 and (y) $0.05 for each share of the Company’s Common Stock which remains outstanding as of the date of such monthly deposit (the “Original Monthly Extension Option”). The Original Monthly Extension Option was exercisable by the Company in six single-month increments. As of June 15, 2023, the Company had exercised each of the six Original Monthly Extension Options available to it.

On July 12, 2023, the Company’s shareholders approved at a special meeting of the Company’s shareholders (the “July Special Meeting”) (i) an amendment to the Company’s then-existing amended and restated certificate of incorporation, which amended an option included in the Company’s then-existing amended and restated certificate of incorporation that provided the Company the ability to extend the deadline by which the Company must consummate an initial Business Combination by up to six months, or from January 19, 2023 to July 19, 2023 (the “Second Amended Extended Date”), to instead provide for an extension to consummate an initial Business Combination by up to an additional six months, or from July 19, 2023 to January 19, 2024, and (ii) an amendment to the Company’s Amended and Restated Investment Management Trust Agreement to provide that the Company may extend the time period to complete an initial Business Combination up to and until the Second Amended Extended Date on a monthly basis, at the Company’s option, by depositing into the Company’s Trust Account the lesser of (x) $100,000 and (y) $0.05 for each share of the Company’s Common Stock which remains outstanding as of the date of such monthly deposit (the “July 2023 Monthly Extension Option”). The July 2023 Monthly Extension Option is exercisable by the Company in six single-month increments.

On July 17, 2023, the Sponsor transferred 927,600 shares of Common Stock issued by the Company to the Sponsor (the “Founder Shares”) to certain members of the Sponsor. As a result of such transfer, as of July 17, 2023, 1,572,400 Founder Shares were held directly by the Sponsor and 927,600 Founder Shares were held directly by certain members of the Sponsor.

On December 18, 2023, the Company held a special meeting in lieu of an annual meeting of the Company’s shareholders (the “December 2023 Special Meeting”). At the Special Meeting, the Company’s shareholders approved (i) a proposal (the “December 2023 Charter Amendment Proposal”) to amend the Company’s Fourth Amended and Restated Certificate of Incorporation to revise the Company’s then existing extension option, which provided that the Company had the option of extending the period by which it must consummate an initial Business Combination by up to 12 months, from the original expiration date of January 19, 2023 (the “Original Expiration Date”), to January 19, 2024 (the “Second Amended Extended Date”), to instead provide that the Company will have the option to extend the period by which it must consummate an initial Business Combination by an additional six months, from the Second Amended Extended Date, or from January 19, 2024, to July 19, 2024 (the “Third Amended Extended Date”), with such extension option exercisable in six single-month increments (each such monthly extension option, a “Monthly Extension Option”), for an additional six-month aggregate total extension period if each Monthly Extension Option is exercised, and with each such Monthly Extension Option exercisable upon five calendar days’ advance notice prior to the applicable monthly deadline (such deadline for exercising each such Monthly Extension Option being the 19th calendar day of each month); (ii) a proposal (the “Redemption Limitation Amendment Proposal”) to amend the Company’s Fourth Amended and Restated Certificate of Incorporation to eliminate a limitation therein providing that the Company shall not redeem Public Shares (as defined below) to the extent that such redemption would cause the Company’s net tangible assets to be less than $5,000,001 following any such redemptions (the “Redemption Limitation”), in order to allow the Company to redeem Public Shares irrespective of whether the amount of such redemptions would breach the Redemption Limitation if the Company so chooses in its sole discretion; and (iii) a proposal (the “Trust Amendment Proposal”) to amend the Company’s Second Amended and Restated Investment Management Trust Agreement, dated July 12, 2023, by and between the Trustee and the Company (the “Second Amended and Restated Investment Management Trust Agreement”), to provide that the Second Amended Extended Date provided for in the Second Amended and Restated Investment Management Trust Agreement, upon which assets held in the Trust Account established in connection with the Company’s Initial Public Offering will be liquidated if it has not consummated an initial Business Combination, may be extended, at the Company’s option, and on a monthly basis, pursuant to the exercise of Monthly Extension Option(s), up to and until the Third Amended Extended Date of July 19, 2024; provided that, in order to exercise a single Monthly Extension Option, the Company must deposit into the Trust Account the lesser of (x) $100,000 and (y) $0.04 for each share of Common Stock included in the Units which were sold in the Initial Public Offering and which remain outstanding on the date of such deposit. The Company entered into the Third Amended and Restated Investment Management Trust Agreement (the “Third Amended and Restated Trust Agreement”) on December 19, 2023 with Continental Stock Transfer & Trust Company. The Company’s Fifth Amended and Restated Certificate of Incorporation (the “Fifth Amended and Restated Certificate of Incorporation”) was deemed effective on December 19, 2023 and was promptly filed with the Delaware Secretary of State.

On April 15, 2024, the Company notified the Trustee that it was extending the time available to the Company to consummate its initial Business Combination, from April 19, 2024 to May 19, 2024 (the “Fourth Extension”), pursuant to and in accordance with the terms of the Company’s Fifth Amended and Restated Certificate of Incorporation and the Third Amended and Restated Trust Agreement. The Fourth Extension is the fourth of up to six (6) Monthly Extension Options permitted under the Company’s Fifth Amended and Restated Certificate of Incorporation and Third Amended and Restated Trust Agreement.

Pursuant to the terms of the Company’s Fifth Amended and Restated Certificate of Incorporation and Third Amended and Restated Trust Agreement, on April 18, 2024, with respect to the exercise of the Fourth Extension, the Company deposited $22,038 into the Company’s Trust Account in connection with the exercise of the Fourth Extension. Such deposit with respect to the Fourth Extension was made using funds held outside of the Company’s Trust Account and available to the Company to fund working capital requirements.

Risks and Uncertainties

Management is continuing to evaluate the impact of the COVID-19 pandemic and the Company has concluded that while it is reasonably possible that COVID-19 could have a negative effect on identifying a target company for a Business Combination, the specific impact is not readily determinable as of the date of the condensed consolidated financial statements. Additionally, in February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these financial statements, and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Liquidity and Capital Resources

As of March 31, 2024, the Company had cash of $10,524 in its operating bank account and $6,194,997 of cash held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Common Stock in connection therewith. As of March 31, 2024, approximately $79,139 of the amount on deposit in the Trust Account represented interest and dividend income from investments, which is available to pay the Company’s tax obligations. The proceeds held in the Trust Account were previously invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations until the 24-month anniversary of the Initial Public Offering, when, to mitigate the potential risk that we could be deemed to be an investment company under the Investment Company Act, we instructed the Trustee of the Trust Account to liquidate such investments and to hold such funds in cash or in interest-bearing demand deposit accounts at a national bank.

The Company originally had until January 19, 2023 to consummate its initial Business Combination, with an option to extend such deadline to April 19, 2023 by depositing certain funds into the Trust Account. On December 22, 2022, in the December 2022 Special Meeting of the Company’s shareholders, the Company adopted the Third Amended and Restated Certificate of Incorporation and Amended and Restated Investment Management Trust Agreement to provide for the Original Monthly Extension Options, which provide the deadline to consummate an initial Business Combination will be extended until, as further described in Note 1 of the condensed consolidated financial statements, July 19, 2023 (which is 21 months from the October 19, 2021 closing of the Initial Public Offering). On July 12, 2023, in the July Special Meeting of the Company’s shareholders, the Company adopted the Fourth Amended and Restated Certificate of Incorporation and Second Amended and Restated Investment Management Trust Agreement to provide for the July 2023 Monthly Extension Options, which provide the deadline to consummate an initial Business Combination will be extended until, as further described in Note 1 of the condensed consolidated financial statements, January 19, 2024 (which is 27 months from the October 19, 2021 closing of the Initial Public Offering). On December 18, 2023, in the December 2023 Special Meeting of the Company’s shareholders, the Company adopted the Fifth Amended and Restated Certificate of Incorporation and Third Amended and Restated Trust Agreement to provide for the Monthly Extension Options, which provide the deadline to consummate an initial Business Combination will be extended until, as further described in Note 1 of the condensed consolidated financial statements, July 19, 2024 (which is 33 months from the October 19, 2021 closing of the Initial Public Offering). Until the consummation of an initial Business Combination, the Company is and will continue to use the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the initial Business Combination. The Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing.

Management has determined that the mandatory liquidation and subsequent dissolution described above, should the Company be unable to complete an initial Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern.

If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the condensed consolidated financial statements. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed consolidated or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC on March 29, 2024. The interim results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the period ending December 31, 2024 or for any future periods.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements. Making estimates requires management to exercise significant judgment. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2024 and December 31, 2023.

Cash held in the Trust Account

At March 31, 2024 and December 31, 2023, substantially all of the assets held in the Trust Account were held in cash. The proceeds held in the Trust Account were previously invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations until the 24-month anniversary of the Initial Public Offering, when, to mitigate the potential risk that we could be deemed to be an investment company under the Investment Company Act, we instructed the Trustee of the Trust Account to liquidate such investments and to hold such funds in cash or in interest-bearing demand deposit accounts at a national bank.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At March 31, 2024 and December 31, 2023, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account; however, any loss incurred or any lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying unaudited condensed consolidated balance sheets, primarily due to their short-term nature, except for the derivative warrant liabilities (see Note 9).

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2024 and December 31, 2023. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the three months ended March 31, 2024 and year ended December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. As of March 31, 2024 and December 31, 2023, the Company’s deferred tax asset had a full valuation allowance recorded against it.

The Company’s effective tax rate expense is (2.37) % for the three months ended March 31, 2024. The tax rate differs from the statutory rate of 21% for the three months ended March 31, 2024 due to change in valuation allowance on deferred tax assets and change in fair value of warrant liability.

Common Stock Subject to Possible Redemption

The Company accounts for its Common Stock subject to possible redemption in accordance with the guidance in ASC 480 “Distinguishing Liabilities from Equity” (“ASC 480”). Shares of Common Stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Common Stock (including Common Stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times Common Stock is classified as stockholders’ equity. The Company’s Common Stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2024 and December 31, 2023, 550,941 shares of Common Stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Common Stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Common Stock are affected by charges against additional paid-in capital and accumulated deficit.

At March 31, 2024 and December 31, 2023, the Common Stock subject to possible redemption reflected in the balance sheets is reconciled in the following table:

Gross proceeds	$100,000,000
Less:
Proceeds allocated to Public Warrants	(11,900,000)
Common Stock issuance costs	(5,322,219)
Plus: Remeasurement of carrying value to redemption value	18,722,219
Common Stock subject to possible redemption as of December 31, 2021	$101,500,000
Less:
Redemption of Common Stock	(57,810,572)
Common Stock redemption payable	(34,198,758)
Plus: Remeasurement of carrying value to redemption value	998,892
Common Stock subject to possible redemption as of December 31, 2022	$10,489,562
Redemption of Common Stock	(4,955,663)
Plus: Remeasurement of carrying value to redemption value	515,846
Common Stock subject to possible redemption as of December 31, 2023	$6,049,745
Plus: Remeasurement of carrying value to redemption value	145,252
Common Stock subject to possible redemption as of March 31, 2024	$6,194,997

Net loss per Common Stock

The Company has one class of shares. Public Warrants (as defined below) (see Note 7) and Private Placement Warrants (see Note 4 and 8) to purchase 12,850,000 shares of Common Stock at $11.50 per share were issued on October 19, 2021. At March 31, 2024, no Public Warrants or Private Placement Warrants have been exercised. The 12,850,000 potential shares of Common Stock for outstanding Public Warrants and Private Placement Warrants to purchase the Common Stock were excluded from diluted earnings per share for the periods ended March 31, 2024 and December 31, 2023, because they are contingently exercisable and the contingencies have not yet been met. As a result, diluted net loss per share of Common Stock is the same as basic net loss per shares of Common Stock for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share of stock.

	For the three months ended March 31
	2024	2023
	Common Stock
Basic and diluted net loss per share:
Numerator:
Allocation of net loss, including remeasurement of temporary equity	$(530,177)	$(946,841)
Denominator:
Weighted average shares outstanding	3,050,941	3,519,465
Basic and dilution net loss per share	$(0.17)	$(0.27)

Accounting for Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815, ‘Derivatives and Hedging’ (“ASC 815”). The assessment considers whether the instruments are free-standing financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own common shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, was conducted at the time of warrant issuance and as of each subsequent period end date while the instruments are outstanding. Management has concluded that the Public Warrants qualify for equity accounting treatment and the Private Placement Warrants issued pursuant to the warrant agreement qualify for liability accounting treatment.

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

Note 5 - Related Party Transactions

Founder Shares

In February 2021, the Sponsor paid an aggregate purchase price of $25,000, or approximately $0.009 per share, in consideration of 2,156,250 shares of Common Stock to cover certain expenses of the Company (the “Founder Shares”). In June 2021, the Company effected a 1.3333-for-1.0 stock split of our Common Stock, resulting in the Sponsor owning an aggregate of 2,875,000 Founder Shares. The Founder Shares included an aggregate of up to 375,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Sponsor would collectively own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering). The over-allotment was not exercised and such shares were forfeited.

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

On July 18, 2023, the Company and the Sponsor entered into a non-interest-bearing loan agreement whereby the Company issued a promissory note (the “Note”) to the Sponsor pursuant to which the Company may borrow up to $1,500,000 in cash from time to time to fund working capital requirements, including with respect to the funding of Monthly Extension Options. The current principal amount of the Note is payable on the earlier of (a) the consummation of a Business Combination and (b) the date of the liquidation of the Company. If a Business Combination is not consummated, this Note will be repaid solely to the extent that the Company has funds available to it outside of the Trust Account and all other amounts will be forfeited, eliminated or otherwise forgiven. As of March 31, 2024 and December 31, 2023, the amount outstanding under the Note was $825,975 and $582,000 respectively, as reflected on the Company’s balance sheets included herein under the caption ‘Note Payable-related party’.

In addition, in order to finance transaction costs in connection with an initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that an initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2024, and December 31, 2023, the Company had no borrowings under the Working Capital Loans.

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

The underwriters were paid a cash underwriting discount of $0.20 per Unit, or $2,000,000 in the aggregate at the closing of the Initial Public Offering. In addition, the underwriters are entitled to a deferred underwriting commission of $0.35 per Unit, or $3,500,000 from the closing of the Initial Public Offering. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely if the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Excise tax payable

The Company held at the December 2022 Special Meeting, at which holders of 8,980,535 shares of Common Stock of the Company exercised their right to redeem their shares for cash at an approximate redemption price of $10.24 per share, resulting in an aggregate payment due to such redeeming holders of approximately $92,009,330 (the “December 2022 Redemptions”). On December 22, 2022, the Company issued a withdrawal instruction to the trustee of the Trust Account to redeem such aggregate amount in full in connection with the payment to such redeeming holders. However, the Company was informed by the trustee of the Trust Account that as of December 31, 2022, only $57,810,572 had been withdrawn in connection with such payments, and that the balance of $34,198,758 had been withdrawn and paid to the balance of the redeeming shareholders in January 2023.

At the July 2023 Special Meeting, the Company has been advised that holders of 381,144 shares of Common Stock of the Company exercised their right to redeem their shares for cash at an approximate price of $10.50 per share, for an aggregate payment of approximately $4,002,722. The Company has recorded excise tax liability of $40,027 in connection with such redemption.

Additionally, at the December 2023 Special Meeting, the Company has been advised that holders of 87,380 shares of Common Stock of the Company exercised their right to redeem their shares for cash at an approximate price of $10.90 per share, for an aggregate payment of approximately $952,940. The Company has recorded excise tax liability of $9,529 in connection with such redemption. The referenced current liability does not impact the condensed consolidated statements of operations during the referenced period and is offset against additional paid-in capital or accumulated deficit if additional paid-in capital is not available. Additionally, this excise tax liability may be offset by future share issuances within the same fiscal year as the liability was recorded, which will be evaluated and adjusted in the period in which the issuances, if any, occur. As the Company has previously disclosed, the Company will not use funds in trust in connection with the payment of any excise tax liabilities imposed by the IR Act.

Note 7 - Stockholders’ Deficit

Common Stock - The Company is authorized to issue 100,000,000 shares of Common Stock with a par value of $0.0001 per share. As of March 31, 2024 and December 31, 2023, there were 2,500,000 (excluding 550,941 shares of Common Stock subject to possible redemption) shares of Common Stock issued and outstanding.

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

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

As of March 31, 2024 and December 31, 2023, there were 10,000,000 of Public Warrants outstanding.

Note 8 - Warrant Liabilities

Private Placement Warrants - The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the shares of Common Stock issuable upon the exercise of the Private Placement Warrants are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

The exercise price and number of shares of Common Stock issuable on exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or the Company’s recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuances of shares of Common Stock at a price below their respective exercise prices. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

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

As of March 31, 2024 and December 31, 2023, there were 7,133,333 of Private Placement Warrants outstanding.

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

At March 31, 2024 and December 31, 2023, the investments held in the Trust Account were held in a cash.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

March 31, 2024	Level	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Marketable Securities	1	$6,194,997	—	—
Warrant Liability-Private Placement Warrants	3	—	—	$175,480

		Quoted Prices	Significant Other	Significant Other
		in Active	Observable	Unobservable
December 31, 2023	Level	Markets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Marketable Securities	1	$6,049,745	—	—
Warrant Liability-Private Placement Warrants	3	—	—	$107,713

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

The following table provides quantitative information regarding Level 3 fair value measurements at March 31, 2024 and December 31, 2023.

	March 31, 2023	December 31, 2023
Stock Price	$11.02	$10.89
Exercise Price	$11.50	$11.50
Term (years)	0.83	0.96
Volatility	0.56%	1.15%
Risk-Free Rate	5.15%	4.77%
Dividend Yield	0.00%	0.00%

The following table presents the changes in the fair value of Level 3 warrant liabilities:

Private Placement Warrants
Fair value as of December 31, 2023	$107,713
Change in fair value	67,767
Fair value as of March 31, 2024	175,480

Note 10 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed consolidated balance sheet date up to the date that the condensed consolidated financial statements were available to be issued and has determined that there have been no events that have occurred that would require adjustments to the disclosures of the condensed consolidated financial statements.

On April 15, 2024, the Company notified the trustee of the Company’s Trust Account that it was exercising a Monthly Extension Option, extending the time available to the Company to consummate a Business Combination, from April 19, 2024 to May 19, 2024, pursuant to and in accordance with the terms of the Company’s Fourth Amended and Restated Certificate of Incorporation and the Company’s Trust Agreement. The Fourth Extension is the fourth of up to six (6) one-month Extensions permitted under the Company’s Fourth Amended and Restated Certificate of Incorporation and Trust Agreement.

Pursuant to the terms of the Company’s Certificate of Incorporation and Trust Agreement, on April 15, 2024, with respect to the exercise of the Fourth Extension, the Company deposited $22,038 into the Company’s Trust Account in connection with the exercise of the Fourth Extension. Such deposit with respect to the Fourth Extension was made using funds held outside of the Company’s Trust Account and available to the Company to fund working capital requirements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (this “Quarterly Report”) to “we,” “us” or the “Company” refer to Achari Ventures Holdings Corp. I. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Achari Sponsor Holdings I LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s Form 10-K, filed with the Securities and Exchange Commission on March 29, 2024 (the “Annual Report”), and the condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report and our joint proxy statement/prospectus on Form S-4/A filed with the SEC on April 30, 2024 (Registration No. 333-276422). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

Achari Ventures Holdings Corp. I was incorporated in Delaware on January 25, 2021. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, reorganization or other similar business transaction with one or more businesses that the Company has not yet identified (a “Business Combination”).

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an initial Business Combination will be successful.

Entry Into Business Combination Agreement with Vaso Corporation

Business Combination Agreement

The Company entered into a business combination agreement (the “Vaso Business Combination Agreement”), dated as of December 6, 2023, with Vaso Corporation, a Delaware corporation (“Vaso”), and Achari Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Achari (“Merger Sub”). The Vaso Business Combination Agreement provides, among other things, that on the terms and subject to the conditions set forth therein, Merger Sub will merge with and into Vaso (the “Merger”), with Vaso surviving as a wholly-owned subsidiary of the Company (the “Surviving Company”). Upon the closing of the Vaso Business Combination Agreement (the “Closing”), it is anticipated that the Company will change its name to “Vaso Holding Corporation” (or an alternative name chosen by Vaso and reasonably acceptable to the Company).

The Merger and the other transactions contemplated by the Vaso Business Combination Agreement are hereinafter referred to collectively as the “Vaso Business Combination.”

The Vaso Business Combination Agreement and the transactions contemplated thereby were approved by the boards of directors of each of the Company, Vaso and Merger Sub.

In connection with the Vaso Business Combination, the Company filed a registration statement on Form S-4 with the Securities and Exchange Commission (the “SEC”) on January 8, 2024 (Registration No. 333-276422) (the “Registration Statement”). On February 2, 2024, the Company received a comment letter from the SEC regarding the Registration Statement. The Company responded to the SEC’s comment letter and amended the Registration Statement on February 14, 2024, accordingly. On March 8, 2024, the Company received a second comment letter from the SEC regarding the Registration Statement. The Company responded to the SEC’s comment letter and amended the Registration Statement on April 9, 2024, accordingly. On April 22, 2024, the Company received a third comment letter from the SEC regarding the Registration Statement. The Company responded to the SEC’s comment letter and amended the Registration Statement on April 30, 2024, accordingly. On May 9, 2024, the Company received a fourth comment letter from the SEC regarding the Registration Statement. For additional information regarding the Vaso Business Combination, please see the Registration Statement, as amended.

Consideration and Structure

In accordance with the terms and subject to the conditions of the Vaso Business Combination Agreement, at the effective time of the Merger (the “Effective Time”), (i) each share of capital stock of Merger Sub issued and outstanding immediately prior to the Effective Time shall be automatically cancelled and extinguished and converted into one share of common stock, par value $0.01 per share, of the Surviving Company; and (ii) each share of common stock, par value $0.001 per share, of Vaso (each, a “Vaso Share”) (excluding any dissenting shares and any Vaso Shares held immediately prior to the Effective Time by Vaso as treasury stock) issued and outstanding as of immediately prior to the Effective Time shall be automatically cancelled and extinguished and converted into the right to receive a number of shares of the Company’s Common Stock, par value $0.0001 per share (the “Achari Shares”), in accordance with an exchange ratio equal to (i) the quotient of (a) $176,000,000, divided by (b) the fully-diluted shares of Vaso common stock outstanding on the date of the calculation, divided by (ii) $10.00. The Vaso Business Combination is expected to close in the second quarter of 2024, following the receipt of the required approval by the stockholders of the Company and Vaso.

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

The foregoing description of the Vaso Business Combination Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Vaso Business Combination Agreement, a form of which is attached as Exhibit 2.1 to the Annual Report, and the terms of which are incorporated herein by reference.

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

The foregoing description of the BCA Sponsor Letter Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the BCA Sponsor Letter Agreement, a form of which is attached as Exhibit 10.1 to the Annual Report, and the terms of which are incorporated herein by reference.

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

The foregoing description of the Put Option Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Put Option Agreement, a form of which is attached as Exhibit 10.2 to the Annual Report, and the terms of which are incorporated herein by reference.

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

The foregoing description of the Amended and Restated Registration Rights Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Amended and Restated Registration Rights Agreement, a form of which is attached as Exhibit 10.3 to the Annual Report, and the terms of which are incorporated herein by reference.

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

The foregoing description of the Lockup Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Lockup Agreement, a form of which is attached as Exhibit 10.4 to the Annual Report, and the terms of which are incorporated herein by reference.

Director Indemnification Agreements

In connection with the Closing, each of the individuals designated to be members of the board of directors of the Company will enter into a Director Indemnification Agreement with the Company (collectively, the “Director Indemnification Agreements,” and each, a “Director Indemnification Agreement”).

The foregoing description of the Director Indemnification Agreements does not purport to be complete and is qualified in its entirety by the terms and conditions of the Director Indemnification Agreement, a form of which is attached as Exhibit 10.5 to the Annual Report, and the terms of which are incorporated herein by reference.

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

The foregoing description of the Support Agreements is subject to and qualified in its entirety by reference to the full text of the Support Agreement, a copy of which is attached as Exhibit 10.6 to the Annual Report, and the terms of which are incorporated herein by reference.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through March 31, 2024 were organizational activities and those necessary to prepare and complete the Initial Public Offering, described below, and since the Initial Public Offering, the search for a prospective initial Business Combination. We do not expect to generate any operating revenues until after the completion of an initial Business Combination, at the earliest. We expect to generate non-operating income in the form of interest income from the proceeds of the Initial Public Offering placed in a U.S.-based trust account (the “Trust Account”). We have incurred, and expect that we will continue to incur, increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, an initial Business Combination.

For the three months ended March 31, 2024, we had a net loss of $530,117, which primarily consists of general and administrative expenses of $508,544, Delaware franchise taxes of $20,743, change in fair value of warrant liabilities of $67,767, income tax expense of $12,262 and offset by interest and dividend income of $79,139. General and administrative expenses include legal and professional charges of $388,922 mainly relating to our search for an initial Business Combination.

For the three months ended March 31, 2023, we had a net loss of $946,841, which primarily consisted of general and administrative expenses of $925,964, accrual of Delaware franchise taxes of $50,000, income tax expense of $13,413 change in fair value of warrant liabilities of $71,334 and offset by interest and dividend income from the Trust Account of $113,870.

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

Offering costs for the Initial Public Offering amounted to $6,101,730, consisting of $2,000,000 of underwriting fees, $3,500,000 of deferred underwriting fees payable (which are held in the Trust Account) and $601,730 of other costs. As described in Note 1, the $3,500,000 of deferred underwriting fee payable is contingent upon the consummation of an initial Business Combination, subject to the terms of the underwriting agreement. Following the closing of the Initial Public Offering, $101,500,000 ($10.15 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants was placed in a Trust Account.

For the three months ended March 31, 2024, there was $ 215,733 of cash used in operating activities, $ 66,113 of cash provided by investing activities and $ 243,975 of cash used in financing activities.

At March 31, 2024, we had $ 6,194,997 in the Trust Account in cash or in interest-bearing demand deposit accounts at a national bank. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our initial Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At March 31, 2024, we had cash of $ 10,524 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial Business Combination.

In addition, in order to finance transaction costs in connection with an initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If our Sponsor makes any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $0.75 per warrant at the option of the Sponsor. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. If the Company completes an initial Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that an initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2024, the Company had no borrowings under the Working Capital Loans.

On July 18, 2023, the Company and the Sponsor entered into a non-interest bearing loan agreement whereby the Company issued a promissory note (the “July 2023 Promissory Note”) to the Sponsor pursuant to which the Company may borrow up to $1,500,000 in cash from time to time to fund working capital requirements, including with respect to the funding of Monthly Extension Options. The principal amount of the January 2023 Promissory Note issued by the Company to the Sponsor, dated January 19, 2023 (the “January 2023 Promissory Note”), was deemed transferred to the July 2023 Promissory Note and the parties thereto agreed that the January 2023 Promissory Note is extinguished and any and all liabilities associated with such January 2023 Promissory Note and such January 2023 Promissory Note itself have been terminated as of the date thereof. The current principal amount of the July 2023 Promissory Note is payable on the earlier of (a) the consummation of an initial Business Combination and (b) the date of the liquidation of the Company. If an initial Business Combination is not consummated, the July 2023 Promissory Note will be repaid solely to the extent that the Company has funds available to it outside of the Trust Account and all other amounts will be forfeited, eliminated or otherwise forgiven. As of March 31, 2024 and December 31, 2023, the amount outstanding under the Note was $825,975 and $582,000 respectively, as reflected on the Company’s balance sheet included herein under the caption ‘Note Payable-related party’.

On December 22, 2022, the Company reconvened a special meeting of the Company’s shareholders (the “December 2022 Special Meeting”), which had initially been adjourned on December 19, 2022. At the reconvened December 2022 Special Meeting, the Company’s shareholders approved (i) an amendment to the Company’s then-existing amended and restated certificate of incorporation, which amended an option included in the Company’s then-existing amended certificate of incorporation, and which had provided the Company the ability to extend the deadline by which the Company must consummate an initial Business Combination by up to three months, or from January 19, 2023 to April 19, 2023, to instead provide for an extension to consummate an initial Business Combination by up to six months, or from January 19, 2023 to July 19, 2023 (the “Original Amended Extended Date”) and (ii) an amendment to the Company’s Investment Management Trust Agreement to provide that the Company may extend the time period to complete an initial Business Combination up to and until the Original Amended Extended Date on a monthly basis, by, at the Company’s option, depositing into the Company’s Trust Account the lesser of (x) $100,000 and (y) $0.05 for each share of the Company’s Common Stock which remains outstanding as of the date of such monthly deposit (the “Original Monthly Extension Option”). The Original Monthly Extension Option was exercisable by the Company in six single-month increments. As of June 15, 2023, the Company had exercised each of the six Original Monthly Extension Options available to it.

On July 12, 2023, the Company’s shareholders approved at a special meeting of the Company’s shareholders (the “July Special Meeting”) (i) an amendment to the Company’s then-existing amended and restated certificate of incorporation, which amended an option included in the Company’s then-existing amended and restated certificate of incorporation that provided the Company the ability to extend the deadline by which the Company must consummate an initial Business Combination by up to six months, or from January 19, 2023 to July 19, 2023 (the “Second Amended Extended Date”), to instead provide for an extension to consummate an initial Business Combination by up to an additional six months, or from July 19, 2023 to January 19, 2024, and (ii) an amendment to the Company’s Amended and Restated Investment Management Trust Agreement to provide that the Company may extend the time period to complete an initial Business Combination up to and until the Second Amended Extended Date on a monthly basis, at the Company’s option, by depositing into the Company’s Trust Account the lesser of (x) $100,000 and (y) $0.05 for each share of the Company’s Common Stock which remains outstanding as of the date of such monthly deposit (the “July 2023 Monthly Extension Option”). The July 2023 Monthly Extension Option is exercisable by the Company in six single-month increments.

On July 17, 2023, our Sponsor transferred 927,600 shares of Common Stock issued by the Company to the Sponsor (the “Founder Shares”) to certain members of the Sponsor. As a result of such transfer, as of July 17, 2023, 1,572,400 Founder Shares were held directly by the Sponsor and 927,600 Founder Shares were held directly by certain members of the Sponsor.

On December 18, 2023, the Company held a special meeting in lieu of an annual meeting of the Company’s shareholders (the “December 2023 Special Meeting”). At the Special Meeting, the Company’s shareholders approved (i) a proposal (the “December 2023 Charter Amendment Proposal”) to amend the Company’s Fourth Amended and Restated Certificate of Incorporation to revise the Company’s then existing extension option, which provided that the Company had the option of extending the period by which it must consummate an initial Business Combination by up to 12 months, from the original expiration date of January 19, 2023 (the “Original Expiration Date”), to January 19, 2024 (the “Second Amended Extended Date”), to instead provide that the Company will have the option to extend the period by which it must consummate an initial Business Combination by an additional six months, from the Second Amended Extended Date, or from January 19, 2024, to July 19, 2024 (the “Third Amended Extended Date”), with such extension option exercisable in six single-month increments (each such monthly extension option, a “Monthly Extension Option”), for an additional six-month aggregate total extension period if each Monthly Extension Option is exercised, and with each such Monthly Extension Option exercisable upon five calendar days’ advance notice prior to the applicable monthly deadline (such deadline for exercising each such Monthly Extension Option being the 19th calendar day of each month); (ii) a proposal (the “Redemption Limitation Amendment Proposal”) to amend the Company’s Fourth Amended and Restated Certificate of Incorporation to eliminate a limitation therein providing that the Company shall not redeem Public Shares (as defined below) to the extent that such redemption would cause the Company’s net tangible assets to be less than $5,000,001 following any such redemptions (the “Redemption Limitation”), in order to allow the Company to redeem Public Shares irrespective of whether the amount of such redemptions would breach the Redemption Limitation if the Company so chooses in its sole discretion; and (iii) a proposal (the “Trust Amendment Proposal”) to amend the Company’s Second Amended and Restated Investment Management Trust Agreement, dated July 12, 2023, by and between the Trustee and the Company (the “Second Amended and Restated Investment Management Trust Agreement”), to provide that the Second Amended Extended Date provided for in the Second Amended and Restated Investment Management Trust Agreement, upon which assets held in the Trust Account established in connection with the Company’s Initial Public Offering will be liquidated if it has not consummated an initial Business Combination, may be extended, at the Company’s option, and on a monthly basis, pursuant to the exercise of Monthly Extension Option(s), up to and until the Third Amended Extended Date of July 19, 2024; provided that, in order to exercise a single Monthly Extension Option, the Company must deposit into the Trust Account the lesser of (x) $100,000 and (y) $0.04 for each share of our Common Stock included in the Units which were sold in our Initial Public Offering and which remain outstanding on the date of such deposit. The Company entered into the Third Amended and Restated Investment Management Trust Agreement (the “Third Amended and Restated Trust Agreement”) on December 19, 2023 with Continental Stock Transfer & Trust Company. The Company’s Fifth Amended and Restated Certificate of Incorporation (the “Fifth Amended and Restated Certificate of Incorporation”) was deemed effective on December 19, 2023 and was promptly filed with the Delaware Secretary of State.

On April 15, 2024, the Company notified the Trustee that it was extending the time available to the Company to consummate its initial Business Combination, from April 19, 2024 to May 19, 2024 (the “Fourth Extension”), pursuant to and in accordance with the terms of the Company’s Fifth Amended and Restated Certificate of Incorporation and the Third Amended and Restated Trust Agreement. The Fourth Extension is the fourth of up to six (6) Monthly Extension Options permitted under the Company’s Fifth Amended and Restated Certificate of Incorporation and Third Amended and Restated Trust Agreement.

Pursuant to the terms of the Company’s Fifth Amended and Restated Certificate of Incorporation and Third Amended and Restated Trust Agreement, on April 18, 2024, with respect to the exercise of the Fourth Extension, the Company deposited $22,037.64 into the Company’s Trust Account in connection with the exercise of the Fourth Extension. Such deposit with respect to the Fourth Extension was made using funds held outside of the Company’s Trust Account and available to the Company to fund working capital requirements.

Nasdaq Continued Listing Requirements

On April 5, 2024, the Nasdaq Stock Market LLC (The Nasdaq Stock Market LLC, including any of the tiers thereof, “Nasdaq”) provided the Company with a delisting determination notice and, as a result, trading in the Company’s securities on Nasdaq was suspended effective with the open of the market on April 9, 2024. The Company’s securities are therefore currently eligible to trade only on the OTC Markets system. On April 19, 2024, the Company appealed Nasdaq’s delisting determination. Although currently, trading, if any, will occur only in the over-the-counter market, the Company will remain technically listed on Nasdaq pending the expiration of all Nasdaq review and appeal processes. The Company believes that it will be able to evidence compliance with Nasdaq’s initial listing requirements (and therefore also necessarily regain compliance with respect to all applicable continued listing requirements) upon the consummation of the Vaso Business Combination, with such compliance being a condition to the consummation of the Vaso Business Combination with Vaso. However, there can be no assurance that the Company will be able to satisfy Nasdaq’s initial listing requirements, or regain compliance with Nasdaq’s continued listing requirements, in a timely manner, or at all. If the Company’s securities are delisted from Nasdaq prior to the closing of the Vaso Business Combination, such delisting may delay, or ultimately prevent, the consummation of the Vaso Business Combination.

To maintain the listing of the Company’s securities on Nasdaq prior, and subsequent to, the closing of the Vaso Business Combination, the Company must maintain certain financial, distribution, liquidity and stock price levels to satisfy Nasdaq’s continued listing requirements. The Company must, among other things, maintain a minimum bid price of $1.00 per share, a minimum amount of stockholders’ equity (generally $2,500,000) and a minimum number of holders of its securities (generally 300 public holders). The foregoing is a brief description of the Nasdaq continued listing requirements applicable to the Company’s securities (more detailed information about such requirements is set forth in Nasdaq Rule 5550) and the Company’s current status with respect to compliance therewith:

●	Listing Rule 5450(b)(2)(B). On January 22, 2023, the Company received a letter from Nasdaq indicating that the Company was not in compliance with Listing Rule 5450(b)(2)(B), requiring at least 1,100,000 “Publicly Held Shares.” The letter stated that the Company had 45 calendar days to submit a plan to regain compliance. The Company submitted such plan on March 9, 2023, and after review, on March 30, 2023, Nasdaq granted the Company an extension to regain compliance, until July 21, 2023. On June 22, 2023, the Company received a letter from Nasdaq indicating that the Company was not in compliance with Listing Rule 5450(b)(2)(B). On July 21, 2023, the Company filed a Form 8-K with the SEC disclosing, among other things, certain details regarding the Company’s beneficial ownership and outstanding common stock, and specifically disclosing that certain amounts of Founder Shares, which had been previously held directly by the Sponsor had been transferred to certain members of the Sponsor on July 17, 2023, in order for the Company to regain compliance with Listing Rule 5450(b)(2)(B). On August 7, 2023, the Company received a written notification from Nasdaq indicating that the Company had regained compliance under Listing Rule 5450(b)(2)(B), and accordingly, that such matter was closed. Please note that the Company and the Sponsor may undertake further actions in order to regain compliance with applicable continued listing requirements, which may include, but may not be limited to, further transfers of Founder Shares held by the Sponsor to individual members of the Sponsor, if necessary. For the avoidance of doubt, all Founder Shares previously transferred by the Sponsor to certain members of the Sponsor as described above, and any Founder Shares which may be transferred in a similar fashion in the future, are currently, and shall remain in the future, subject to all applicable transfer restrictions and other limitations as any Founder Shares which continue to be held directly by the Sponsor, and for the avoidance of doubt, no Founder Shares, whether held directly by the Sponsor, members of the Sponsor, or any other party, shall be eligible to receive liquidating distributions from the Trust Account under any circumstances, including in the event that the Company fails to complete an initial Business Combination, nor shall any such transfers (past or present) increase the overall amount of Founder Shares issued or in circulation, or in any way affect the Company’s public stockholders existing percentage ownership of the Company. As of the date hereof, 1,572,400 Founder Shares are held directly by the Sponsor and 927,600 Founder Shares are held directly by members of the Sponsor. On December 18, 2023, the Company received an additional letter from Nasdaq indicating that the Company was again deemed not in compliance with Listing Rule 5450(b)(2)(B), requiring at least 1,100,000 “Publicly Held Shares.” The letter stated that the Company had 45 calendar days to submit a plan to regain compliance. Upon further discussion with Nasdaq, all parties agreed the Company was not in violation of Listing Rule 5450(b)(2)(B), and the applicable letter was withdrawn.

●	Listing Rule 5450(b)(2)(C). On February 24, 2023, the Company received a letter from Nasdaq indicating that the Company was not in compliance with Listing Rule 5450(b)(2)(C), requiring a “Market Value” of “Publicly Held Shares” of at least $15 million. The letter stated that the Company had 180 calendar days to regain compliance with Listing Rule 5450(b)(2)(C), or until August 23, 2023. On August 7, 2023, the Company received a written notification from Nasdaq indicating that the Company had regained compliance under Listing Rule 5450(b)(2)(C), and accordingly, that such matter was closed.

●	Listing Rule 5250(c)(1). On April 24, 2023, the Company received a letter from Nasdaq indicating that the Company was not in compliance with Listing Rule 5250(c)(1), as a result of the Company’s delay in filing its Form 10-K for the year ended December 31, 2022. On April 25, 2023, the Company filed its Form 10-K for the year ended December 31, 2022 with the SEC. On April 25, 2023, the Company received a written notification from Nasdaq indicating that the Company had regained compliance under Listing Rule 5250(c)(1), and accordingly, that such matter was closed. On May 23, 2023, we received a letter from Nasdaq indicating that the Company was not in compliance with Listing Rule 5250(c)(1), as a result of the Company’s delay in filing its Form 10-Q for the period ended March 31, 2023. On May 26, 2023, the Company filed its Form 10-Q for the period ended March 31, 2023 with the Securities and Exchange Commission. On June 1, 2023, the Company received a written notification from Nasdaq indicating that the Company had regained compliance under Listing Rule 5250(c)(1), and accordingly, that such matter was closed.

●	Listing Rules 5450(b)(2)(A) and 5450(a)(2). On March 23, 2023, the Company received a letter from Nasdaq notifying the Company that, for the 30 consecutive trading days prior to the date of the letter, the Company’s common stock had traded at a value below the minimum $50,000,000 “Market Value of Listed Securities” (“MVLS”) requirement set forth in Listing Rule 5450(b)(2)(A). The letter stated that the Company had 180 calendar days, or until September 19, 2023, to regain compliance. On October 3, 2023, the Company had not regained compliance with the MVLS requirement because the Company’s MVLS was below the $50,000,000 minimum MVLS requirement for the proceeding 30 consecutive trading days and, as a result, the Company received a delisting determination letter from Nasdaq. On October 9, 2023, the Company received an additional letter from the Staff stating that on September 3, 2023, the Company was not in compliance with Nasdaq Listing Rule 5450(a)(2), and this matter served as an additional basis for delisting the Company’s securities. On December 7, 2023, the Company presented their plan of compliance to the Panel and requested an extension to regain compliance. On December 19, 2023, Nasdaq notified the Company that it had granted an extension, until April 2, 2024, for the Company and Vaso to complete the Vaso Business Combination (which necessarily would require regaining compliance with respect to applicable continued listing requirements). However, the Company and Vaso did not complete the Vaso Business Combination by April 2, 2024. On April 5, 2024, the Company received a letter from Nasdaq notifying the Company that because the Company and Vaso did not complete the Vaso Business Combination by April 2, 2024, the Company’s shares would be suspended from trading on the Nasdaq exchange as of the open of trading on April 9, 2024. The Company’s securities are therefore currently eligible to trade only on the OTC Markets system. On April 19, 2024, the Company appealed Nasdaq’s delisting determination. Although currently, trading, if any, will occur only in the over-the-counter market, the Company will remain technically listed on Nasdaq pending the expiration of all Nasdaq review and appeal processes. The Company believes that it will be able to evidence compliance with Nasdaq’s initial listing requirements (and therefore also necessarily regain compliance with respect to all applicable continued listing requirements) upon the consummation of the Vaso Business Combination, with such compliance being a condition to the consummation of the Vaso Business Combination. However, there can be no assurance that the Company will be able to satisfy Nasdaq’s initial listing requirements, or regain compliance with Nasdaq’s continued listing requirements, in a timely manner, or at all. If the Company’s securities are delisted from Nasdaq prior to the closing of the Vaso Business Combination, such delisting may delay, or ultimately prevent, the consummation of the Business Combination.

In order to close the Vaso Business Combination, the Company will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are generally more rigorous than Nasdaq’s continued listing requirements discussed above. The Company believes that it will be able to evidence compliance with Nasdaq’s initial listing requirements (and therefore also necessarily regain compliance with respect to all applicable continued listing requirements discussed above) upon the consummation of the Vaso Business Combination, with such compliance being a condition to the consummation of the Vaso Business Combination. However, there can be no guarantee that the Company will be able to satisfy such initial listing requirements or continued listing requirements in a timely manner, or at all. For instance, in connection with satisfying the initial listing requirements, our stock price would generally be required to be at least $4.00 per share, our stockholders’ equity would generally be required to be at least $5.0 million, and we would be required to have a minimum of 300 round lot holders (with at least 50% of such round lot holders holding securities with a market value of at least $2,500) of our securities and we cannot assure you that we will be able to meet any of the foregoing requirements or any other of Nasdaq’s initial listing requirements at the time of the closing of our initial Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2024. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. The underwriters of our Initial Public Offering are entitled to deferred underwriting commissions of $3,500,000 in the aggregate pursuant to the terms of the Underwriting Agreement entered into in connection with our Initial Public Offering. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an initial Business Combination, subject to the terms of the underwriting agreement.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates.

Critical Accounting Estimates

Critical accounting estimates are estimates where (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company believes these to be estimates used as inputs in the valuation of the derivative warrant liability. These estimates are the probability of a successful initial Business Combination by July 19, 2024, and the implied volatility of the Public Warrants and Private Placement Warrants.

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

Net (loss) per Common Stock

Net loss per share is computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the period. At March 31, 2024, the Company did not have any dilutive securities and/or other contracts that could, potentially, be exercised or converted into shares of Common Stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based upon that evaluation, our officers concluded that, as of March 31, 2024, our disclosure controls and procedures were not effective due to a material weakness in internal controls over financial reporting related to accounting and valuation for complex financial instruments and disclosure of earnings per share (EPS) for the three months ended March 31, 2024.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on March 29, 2024 (our “Annual Report”), our joint proxy statement/prospectus on Form S-4/A filed with the SEC on April 30, 2024 (Registration No. 333-276422) (our “Joint Proxy Statement/Prospectus”), as may be further amended from time to time, and our other filings with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report, our Joint Proxy Statement/Prospectus or our other filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All recent unregistered sales of securities have been previously reported.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2024, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Fifth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the Securities and Exchange Commission on December 21, 2023).

10.1	Third Amended and Restated Investment Management Trust Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on December 21, 2023).

21.1	List of Subsidiaries.

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACHARI VENTURES HOLDINGS CORP. I

Date: May 15, 2024	By:	/s/ Vikas Desai
	Name:	Vikas Desai
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 15, 2024	By:	/s/ Mitchell Hara
	Name:	Mitchell Hara
	Title:	Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)