Form 10-Q
period 2024-06-30
Achari Ventures Holdings Corp. I
filed 2024-08-13
CIK 1844507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 13, 2024, there were 2,809,010 shares of common stock, par value $0.0001 per share issued and outstanding (“Common Stock”).

ACHARI VENTURES HOLDINGS CORP. I

Quarterly Report on Form 10-Q

i

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACHARI VENTURES HOLDINGS CORP. I

CONDENSED CONSOLIDATED BALANCE SHEETS

	June, 2024 (Unaudited)	December 31, 2023
ASSETS
CURRENT ASSETS
Cash	$6,331	$48,395
Prepaid expenses	18,834	48,106
Total current assets	25,165	96,501

OTHER ASSETS
Cash held in Trust Account	6,341,544	6,049,745
TOTAL ASSETS	$6,366,709	$6,146,246

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$4,157,824	$3,206,121
Income taxes payable	23,430	42,717
Franchise tax payable	3,485	-
Notes payable - related party	825,975	582,000
Notes payable - others	342,647	-
Excise tax liability	391,544	391,544
Total current liabilities	5,744,905	4,222,382
Derivative warrant liabilities	206,867	107,713
Deferred underwriting fee payable	3,500,000	3,500,000
Total liabilities	9,451,772	7,830,095

COMMITMENTS AND CONTINGENCIES (NOTE 6)
COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION
Common stock subject to possible redemption: 550,941 shares at redemption value of $11.51 and $10.98 per share at June 30, 2024 and December 31, 2023, respectively	6,341,544	6,049,745

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock; $0.0001 par value; 100,000,000 shares authorized; 2,500,000 shares issued and outstanding (excluding 550,941 shares subject to possible redemption at June 30, 2024 and December 31, 2023)	250	250
Accumulated Deficit	(9,426,857)	(7,733,844)
Total stockholders’ deficit	(9,426,607)	(7,733,594)
LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ DEFICIT	$6,366,709	$6,146,246

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACHARI VENTURES HOLDINGS CORP. I

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
OPERATING EXPENSES
General and administrative	$886,491	$750,735	$1,395,035	$1,676,699
Franchise tax	21,142	50,000	41,885	100,000
Total operating expenses	907,633	800,735	1,436,920	1,776,699
OTHER INCOME
Interest income on cash held in Trust Account	80,434	130,251	159,573	244,121
Change in fair value of derivative warrant liabilities	(31,387)	142,667	(99,154)	71,333
Total other income	49,047	272,918	60,419	315,454
INCOME BEFORE PROVISION FOR INCOME TAXES	(858,586)	(527,817)	(1,376,501)	(1,461,245)
Income tax provision	(12,451)	(16,850)	(24,713)	(30,263)
NET LOSS	$(871,037)	$(544,667)	$(1,401,214)	$(1,491,508)
Weighted average shares outstanding of common stock	3,050,941	3,519,465	3,050,941	3,519,465
Basic and diluted net income per share, common stock	$(0.29)	$(0.15)	$(0.46)	$(0.42)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACHARI VENTURES HOLDINGS CORP. I

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ DEFICIT FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 (UNAUDITED)

	Common stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	Capital	deficit	deficit
Balance, January 1, 2024	2,500,000	$250	$-	$(7,733,844)	$(7,733,594)
Remeasurement of redeemable shares to redemption value	-	-	-	(145,252)	(145,252)
Net loss	-	-	-	(530,177)	(530,177)
Balance, March 31, 2024 (unaudited)	2,500,000	250	-	(8,409,273)	(8,409,023)
Remeasurement of redeemable shares to redemption value	-	-	-	(146,547)	(146,547)
Net loss	-	-	-	(871,037)	(871,037)
Balance, June 30, 2024 (unaudited)	2,500,000	$250	$-	$(9,426,857)	$(9,426,607)

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2023 (UNAUDITED)

	Common stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	capital	deficit	deficit
Balance, January 1, 2023	2,500,000	$250	$-	$(4,251,812)	$(4,251,562)
Remeasurement of redeemable shares to redemption value	-	-	-	(266,790)	(266,790)
Excise duty in connection with redemption of redeemable shares	-	-	-	(341,988)	(341,988)
Net loss	-	-	-	(946,841)	(946,841)
Balance, March 31, 2023 (unaudited)	2,500,000	250	-	(5,807,431)	(5,807,181)
Remeasurement of redeemable shares to redemption value	-	-	-	(203,171)	(203,171)
Net loss	-	-	-	(544,667)	(544,667)
Balance, June 30, 2023 (unaudited)	2,500,000	$250	$-	$(6,555,269)	$(6,555,019)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACHARI VENTURES HOLDINGS CORP. I

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED

	June 30, 2024	June 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,401,214)	$(1,491,508)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income on cash held in Trust Account	(159,573)	(244,121)
Changes in operating assets and liabilities:
Change in fair value of derivative warrant liabilities	99,154	(71,333)
Prepaid expenses	29,272	103,249
Income taxes payable	(19,287)	30,263
Accounts payable and accrued expenses	951,703	1,366,177
Franchise tax payable	3,485	(271,137)
Net cash used in operating activities	(496,460)	(578,410)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash deposited in Trust Account	(132,226)	(305,840)
Cash withdrawn from Trust account in connection with Common Stock redemptions	-	34,198,758
Cash Withdrawal from Trust account for taxes	-	80,000
Net cash provided by (used in) investing activities	(132,226)	33,972,918
CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of Common stock	-	(34,198,758)
Note payable - others	342,647	-
Notes payable - related party	243,975	215,000
Net cash provided by (used in) financing activities	586,622	(33,983,758)
NET CHANGE IN CASH	(42,064)	(589,250)
CASH, BEGINNING OF PERIOD	48,395	597,306
CASH, END OF PERIOD	$6,331	$8,056
Supplemental disclosure of noncash activities:
Excise tax liability	$-	$341,988

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACHARI VENTURES HOLDINGS CORP. I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2024 (Unaudited)

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

As of June 30, 2024, the Company had not commenced any operations. All activity through June 30, 2024 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), and, subsequent to the Initial Public Offering, identifying a target company for an initial Business Combination. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The registration statement for the Company’s Initial Public Offering was declared effective on October 14, 2021. On October 19, 2021, the Company consummated the Initial Public Offering of 10,000,000 units (“Units”), each of which consisted of one warrant and one share of Common Stock (the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $100,000,000, which is discussed in Note 3. The Company has selected December 31 as its fiscal year end.

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

All of the Public Shares contain a redemption feature which allows for the redemption of the Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Company’s initial Business Combination and in connection with certain amendments to the Company’s Sixth Amended and Restated Certificate of Incorporation (as defined below). In accordance with ASC 480-10-S99, redemption provisions not solely within the control of a company require Common Stock subject to redemption to be classified outside of permanent equity. Given that the Public Shares were issued with other freestanding instruments (i.e., Public Warrants (as defined in Note 3)), the initial carrying value of Common Stock classified as temporary equity was the allocated proceeds determined in accordance with Accounting Standards Codification (“ASC”) 470-20. The Common Stock is subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company elected to recognize the changes immediately.

Redemptions of the Company’s Public Shares may be subject to the satisfaction of conditions, including minimum cash conditions, pursuant to an agreement relating to the Company’s initial Business Combination. If the Company seeks stockholder approval of the initial Business Combination, the Company will proceed with an initial Business Combination if a majority of the shares voted are voted in favor of the initial Business Combination, or such other vote as required by law or stock exchange rule. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Sixth Amended and Restated Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the United States Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing an initial Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with an initial Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving an initial Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

Notwithstanding the foregoing, the Sixth Amended and Restated Certificate of Incorporation provides that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Common Stock sold in the Initial Public Offering, without the prior consent of the Company.

The Company’s Sponsor, officers and directors (the “Initial Stockholders”) agreed not to propose an amendment to the Sixth Amended and Restated Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete an initial Business Combination, unless the Company provides the Public Stockholders with the opportunity to redeem their shares of Common Stock in conjunction with any such amendment.

If the Company is unable to complete an initial Business Combination by October 19, 2024 (assuming each of the July 2024 Monthly Extension Options (as defined below) are exercised, the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, Public Stockholders may only receive $10.15 per share (the amount originally deposited in the Trust Account upon the consummation of the Initial Public Offering), and the warrants will expire worthless. In certain circumstances, Public Stockholders may receive less than $10.15 per share (the amount originally deposited in Trust Account upon the consummation of the Initial Public Offering) on the redemption of their Public Shares.

On July 16, 2024, the Company held a special meeting of the Company’s shareholders (the “July 2024 Special Meeting”). At the July 2024 Special Meeting, the Company’s shareholders approved (i) a proposal to amend our Fifth Amended and Restated Certificate of Incorporation (as defined below) to revise our then-existing extension option, which provided that the Company had the option of extending the period by which we must consummate a business combination by up to 18 months, from our Original Expiration Date of January 19, 2023 to the Third Amended Extended Date of July 19, 2024, to instead provide that we have the option to extend the period by which we must consummate a business combination by an additional three months, from the Third Amended Extended Date, or from July 19, 2024, to October 19, 2024 (the “Fourth Amended Extended Date”), with such extension option exercisable in three single-month increments (each such monthly extension option, a “July 2024 Monthly Extension Option”), for an additional three-month aggregate total extension period if each July 2024 Monthly Extension Option is exercised, and with each such July 2024 Monthly Extension Option exercisable upon five calendar days’ advance notice prior to the applicable monthly deadline (such deadline for exercising each such July 2024 Monthly Extension Option being the 19th calendar day of each month and, for the avoidance of doubt, the first July 2024 Monthly Extension Option under the Sixth Amended and Restated Certificate of Incorporation being exercisable at any time on or prior to July 19, 2024), and (ii) a proposal to amend our Third Amended and Restated Investment Management Trust Agreement, dated December 19, 2023, by and between the Trustee and the Company (the “Third Amended and Restated Trust Agreement”), to provide that the Third Amended Extended Date of July 19, 2024 provided for in the Third Amended and Restated Trust Agreement, upon which assets held in the Trust Account will be liquidated if we have not consummated a business combination, may be extended, at our option, and on a monthly basis, pursuant to the exercise of July 2024 Monthly Extension Option(s), up to and until the Fourth Amended Extended Date of October 19, 2024; provided that, in order to exercise a single July 2024 Monthly Extension Option, we must deposit into the Trust Account the lesser of (x) $100,000 and (y) $0.04 for each share of our Common Stock included in the units which were sold in our Initial Public Offering and which remain outstanding on the date of such deposit. The Company entered into the Fourth Amended and Restated Trust Agreement on July 16, 2024 with the Trustee. The Sixth Amended and Restated Certificate of Incorporation was filed with the Delaware Secretary of State on July 16, 2024.

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

In connection with the Vaso Business Combination, the Company filed a registration statement on Form S-4 with the Securities and Exchange Commission (the “SEC”) on January 8, 2024 (Registration No. 333-276422) (the “Registration Statement”). On February 2, 2024, the Company received a comment letter from the SEC regarding the Registration Statement. The Company responded to the SEC’s comment letter and amended the Registration Statement on February 14, 2024, accordingly. On March 8, 2024, the Company received a second comment letter from the SEC regarding the Registration Statement. The Company responded to the SEC’s comment letter and amended the Registration Statement on April 9, 2024, accordingly. On April 22, 2024, the Company received a third comment letter from the SEC regarding the Registration Statement. The Company responded to the SEC’s comment letter and amended the Registration Statement on April 30, 2024, accordingly. On May 9, 2024, the Company received a fourth comment letter from the SEC regarding the Registration Statement. The Company responded to the SEC’s comment letter and amended the Registration Statement on May 28, 2024, accordingly. On June 10, 2024, the Company received a fifth comment letter from the SEC regarding the Registration Statement. The Company responded to the SEC’s comment letter and amended the Registration Statement on June 14, 2024, accordingly. On June 24, 2024, the Company received a sixth comment letter from the SEC regarding the Registration Statement. The Company responded to the SEC’s comment letter and amended the Registration Statement on July 5, 2024, accordingly. The Company filed a further amended Registration Statement on each of (i) July 18, 2024, which Registration Statement was deemed filed on July 19, 2024; (ii) July 25, 2024; and (iii) August 1, 2024, accordingly.

On August 5, 2024, the Registration Statement was declared effective. On August 7, 2024, the Company filed a definitive joint proxy statement/prospectus (the “Definitive Proxy Statement”) with respect to an extraordinary general meeting (the “Extraordinary General Meeting”) of the Company’s stockholders which is being convened so that the Company’s stockholders may vote upon certain proposals, including with respect to approval of the previously announced transactions contemplated by the Vaso Business Combination Agreement. The Extraordinary General Meeting shall be held virtually at 1:00 p.m. Eastern Time on August 26, 2024 at https://www.cstproxy.com/acharivc/bc2024 and the record date for determining those stockholders who shall be entitled to vote at the Extraordinary General Meeting was August 8, 2024. For additional information regarding the Vaso Business Combination and the Extraordinary General Meeting, please see the Registration Statement, as amended, and the Definitive Proxy Statement, respectively.

Consideration and Structure

In accordance with the terms and subject to the conditions of the Vaso Business Combination Agreement, at the effective time of the Merger (the “Effective Time”), (i) each share of capital stock of Merger Sub issued and outstanding immediately prior to the Effective Time shall be automatically cancelled and extinguished and converted into one share of common stock, par value $0.01 per share, of the Surviving Company; and (ii) each share of common stock, par value $0.001 per share, of Vaso (each, a “Vaso Share”) (excluding any dissenting shares and any Vaso Shares held immediately prior to the Effective Time by Vaso as treasury stock) issued and outstanding as of immediately prior to the Effective Time shall be automatically cancelled and extinguished and converted into the right to receive a number of shares of the Company’s Common Stock, par value $0.0001 per share, in accordance with an exchange ratio equal to (i) the quotient of (a) $176,000,000, divided by (b) the fully-diluted shares of Vaso common stock outstanding on the date of the calculation, divided by (ii) $10.00. The Vaso Business Combination is expected to close in the third quarter of 2024, following the receipt of the required approval by the stockholders of the Company and Vaso.

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

Put Option Agreement

The Vaso Business Combination Agreement contemplates that, simultaneously with the Closing, the Sponsor, the Company and Vaso will enter into a Put Option Agreement (the “Put Option Agreement”), which (among other things) governs the transfer and exercise of put options for certain shares and provides a framework for the transfer and exercise of these put options, outlining specific conditions and procedures for their exercise. The Sponsor will then gain the right to put up to 750,000 Class A Common Stock, par value $0.0001 per share, of the post-Vaso Business Combination company at $8.00 per share (the “Achari Put Options”). If the Closing occurs, then Vaso shall pay, or cause to be paid up to $4,500,000 of all Unpaid SPAC Expenses (as defined in the Vaso Business Combination Agreement). If Vaso pays, or causes to be paid, more than $2,250,000 of Unpaid SPAC Expenses, then (i) the number of shares subject to the Achari Put Options shall be reduced by a number of shares equal to the quotient of the excess amount divided by $8.00 and (ii) the number of shares that the holder of such Achari Put Options is to maintain as a result of the BCA Sponsor Letter Agreement shall be reduced from 750,000 by a number of shares equal to the quotient of the Additional Unpaid SPAC Expenses Amount (as defined in the Put Option Agreement) divided by $8.00. The form of Put Option Agreement was subsequently amended to provide that Vaso may terminate the Business Combination Agreement if Unpaid SPAC Expenses exceed $4,500,000; provided, however, if the Business Combination Agreement is not terminated, then (i) the number of shares subject to the Achari Put Options shall be reduced by a number of shares equal to the quotient of the excess amount over $4,500,000 divided by $5.00, and (ii) the number of shares that the holder of such options is required to maintain as a result of the Sponsor Letter Agreement shall be further reduced by a number of shares equal to the quotient of the excess amount over $4,500,000 divided by $5.00. The holders of such Achari Put Options may exercise them in certain periods: the initial put exercise period, which shall begin 12 months after the consummation of the initial Business Combination and end three months thereafter, and the second put exercise period, which shall begin three months after the start of the initial put exercise period and end three months thereafter. During these periods, they can sell up to 50% of the Achari Put Option shares to the Company, with unexercised options expiring at the end of each period. The Sponsor retains sole responsibility for any cash proceeds resulting from exercising these Achari Put Options. If market conditions permit, (i) the holders of the Achari Put Option shares may sell these shares prior to the expiration of the lock-up period described in the Put Option Agreement, and (ii) the post-Vaso Business Combination company may require the mandatory sale to the post-Vaso Business Combination company of Achari Put Option shares.

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

On July 12, 2023, the Company’s shareholders approved at a special meeting of the Company’s shareholders (the “July 2023 Special Meeting”) (i) an amendment to the Company’s then-existing amended and restated certificate of incorporation, which amended an option included in the Company’s then-existing amended and restated certificate of incorporation that provided the Company the ability to extend the deadline by which the Company must consummate an initial Business Combination by up to six months, or from January 19, 2023 to July 19, 2023 (the “Second Amended Extended Date”), to instead provide for an extension to consummate an initial Business Combination by up to an additional six months, or from July 19, 2023 to January 19, 2024, and (ii) an amendment to the Company’s Amended and Restated Investment Management Trust Agreement to provide that the Company may extend the time period to complete an initial Business Combination up to and until the Second Amended Extended Date on a monthly basis, at the Company’s option, by depositing into the Company’s Trust Account the lesser of (x) $100,000 and (y) $0.05 for each share of the Company’s Common Stock which remains outstanding as of the date of such monthly deposit (the “July 2023 Monthly Extension Option”).

On July 17, 2023, the Sponsor transferred 927,600 shares of Common Stock issued by the Company to the Sponsor (the “Founder Shares”) to certain members of the Sponsor. As a result of such transfer, as of July 17, 2023, 1,572,400 Founder Shares were held directly by the Sponsor and 927,600 Founder Shares were held directly by certain members of the Sponsor.

On December 18, 2023, the Company held a special meeting in lieu of an annual meeting of the Company’s shareholders (the “December 2023 Special Meeting”). At the Special Meeting, the Company’s shareholders approved (i) a proposal to amend the Company’s then-existing amended and restated certificate of incorporation to revise the Company’s then-existing extension option, which provided that the Company had the option of extending the period by which it must consummate an initial Business Combination by up to 12 months, from the original expiration date of January 19, 2023 (the “Original Expiration Date”), to January 19, 2024 (the “Second Amended Extended Date”), to instead provide that the Company had the option to extend the period by which it must consummate an initial Business Combination by an additional six months, from the Second Amended Extended Date, or from January 19, 2024, to July 19, 2024 (the “Third Amended Extended Date”), with such extension option exercisable in six single-month increments (each such monthly extension option, a “December 2023 Monthly Extension Option”) for an additional six-month aggregate total extension period if each December 2023 Monthly Extension Option was exercised, and with each such December 2023 Monthly Extension Option exercisable upon five calendar days’ advance notice prior to the applicable monthly deadline (such deadline for exercising each such December 2023 Monthly Extension Option being the 19th calendar day of each month); (ii) a proposal to amend the Company’s then-existing amended and restated certificate of incorporation to eliminate a limitation therein providing that the Company shall not redeem Public Shares (as defined below) to the extent that such redemption would cause the Company’s net tangible assets to be less than $5,000,001 following any such redemptions (the “Redemption Limitation”), in order to allow the Company to redeem Public Shares irrespective of whether the amount of such redemptions would breach the Redemption Limitation if the Company so chooses in its sole discretion; and (iii) a proposal to amend the Company’s Second Amended and Restated Investment Management Trust Agreement, dated July 12, 2023, by and between the Trustee and the Company (the “Second Amended and Restated Investment Management Trust Agreement”), to provide that the Second Amended Extended Date provided for in the Second Amended and Restated Investment Management Trust Agreement, upon which assets held in the Trust Account established in connection with the Company’s Initial Public Offering will be liquidated if it has not consummated an initial Business Combination, may be extended, at the Company’s option, and on a monthly basis, pursuant to the exercise of December 2023 Monthly Extension Option(s), up to and until the Third Amended Extended Date of July 19, 2024; provided that, in order to exercise a single December 2023 Monthly Extension Option, the Company must deposit into the Trust Account the lesser of (x) $100,000 and (y) $0.04 for each share of Common Stock included in the Units which were sold in the Initial Public Offering and which remain outstanding on the date of such deposit. The Company entered into the Third Amended and Restated Trust Agreement on December 19, 2023 with Continental Stock Transfer & Trust Company. The Company’s Fifth Amended and Restated Certificate of Incorporation (the “Fifth Amended and Restated Certificate of Incorporation”) was deemed effective on December 19, 2023 and was promptly filed with the Delaware Secretary of State.

On July 16, 2024, the Company held the July 2024 Special Meeting. At the July 2024 Special Meeting, the Company’s shareholders approved (i) a proposal to amend our Fifth Amended and Restated Certificate of Incorporation to revise our then-existing extension option, which provided that the Company had the option of extending the period by which we must consummate a business combination by up to 18 months, from our Original Expiration Date of January 19, 2023 to the Third Amended Extended Date of July 19, 2024, to instead provide that we have the option to extend the period by which we must consummate a business combination by an additional three months, from the Third Amended Extended Date, or from July 19, 2024, to the Fourth Amended Extended Date of October 19, 2024, with such July 2024 Monthly Extension Option exercisable in three single-month increments, for an additional three-month aggregate total extension period if each July 2024 Monthly Extension Option is exercised, and with each such July 2024 Monthly Extension Option exercisable upon five calendar days’ advance notice prior to the applicable monthly deadline (such deadline for exercising each such July 2024 Monthly Extension Option being the 19th calendar day of each month and, for the avoidance of doubt, the first July 2024 Monthly Extension Option under the Sixth Amended and Restated Certificate of Incorporation being exercisable at any time on or prior to July 19, 2024), and (ii) a proposal to amend our Third Amended and Restated Trust Agreement, to provide that the Third Amended Extended Date of July 19, 2024 provided for in the Third Amended and Restated Trust Agreement, upon which assets held in the Trust Account will be liquidated if we have not consummated a business combination, may be extended, at our option, and on a monthly basis, pursuant to the exercise of July 2024 Monthly Extension Option(s), up to and until the Fourth Amended Extended Date of October 19, 2024; provided that, in order to exercise a single July 2024 Monthly Extension Option, we must deposit into the Trust Account the lesser of (x) $100,000 and (y) $0.04 for each share of our common stock included in the units which were sold in our Initial Public Offering and which remain outstanding on the date of such deposit. The Company entered into the Fourth Amended and Restated Trust Agreement on July 16, 2024 with the Trustee. The Sixth Amended and Restated Certificate of Incorporation was filed with the Delaware Secretary of State on July 16, 2024.

On July 16, 2024, the Company notified the Trustee that it was extending the time available to the Company to consummate its initial Business Combination, from July 19, 2024 to August 19, 2024 (the “First Extension”), pursuant to and in accordance with the terms of the Company’s Sixth Amended and Restated Certificate of Incorporation and the Fourth Amended and Restated Trust Agreement. The First Extension is the first of up to three (3) Monthly Extension Options permitted under the Company’s Sixth Amended and Restated Certificate of Incorporation and Fourth Amended and Restated Trust Agreement.

Pursuant to the terms of the Company’s Sixth Amended and Restated Certificate of Incorporation and Fourth Amended and Restated Trust Agreement, on July 16, 2024, with respect to the exercise of the First Extension, the Company deposited $12,360 into the Company’s Trust Account in connection with the exercise of the First Extension. Such deposit with respect to the First Extension was made using funds held outside of the Company’s Trust Account and available to the Company to fund working capital requirements.

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

In order to mitigate the current uncertainty surrounding the implementation of the Inflation Reduction Act of 2022 and in connection with the approval of the proposals set forth in the definitive proxy statement filed by the Company on November 25, 2022, the Company has decided that the funds in trust, including any interest thereon, will not be used to pay for any excise tax liabilities with respect to any future redemptions that occur after December 31, 2022, and prior to or in connection with an initial Business Combination or liquidation of the Company and which result from the implementation of the Inflation Reduction Act of 2022.

Liquidity and Capital Resources

As of June 30, 2024, the Company had cash of $6,331 in its operating bank account and $6,341,544 of cash held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Common Stock in connection therewith. As of June 30, 2024, approximately $159,573 of the amount on deposit in the Trust Account represented interest and dividend income from investments, which is available to pay the Company’s tax obligations. The proceeds held in the Trust Account were previously invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations until the 24-month anniversary of the Initial Public Offering, when, to mitigate the potential risk that we could be deemed to be an investment company under the Investment Company Act, we instructed the Trustee of the Trust Account to liquidate such investments and to hold such funds in cash or in interest-bearing demand deposit accounts at a national bank.

The Company originally had until January 19, 2023 to consummate its initial Business Combination, with an option to extend such deadline to April 19, 2023 by depositing certain funds into the Trust Account. On December 22, 2022, in the December 2022 Special Meeting of the Company’s shareholders, the Company adopted the Third Amended and Restated Certificate of Incorporation and Amended and Restated Investment Management Trust Agreement to provide for the Original Monthly Extension Options, which provided the deadline to consummate an initial Business Combination could be extended until, as further described in Note 1 of the condensed consolidated financial statements, July 19, 2023 (which is 21 months from the October 19, 2021 closing of the Initial Public Offering). On July 12, 2023, in the July 2023 Special Meeting of the Company’s shareholders, the Company adopted the Fourth Amended and Restated Certificate of Incorporation and Second Amended and Restated Investment Management Trust Agreement to provide for the July 2023 Monthly Extension Options, which provided the deadline to consummate an initial Business Combination could be extended until, as further described in Note 1 of the condensed consolidated financial statements, January 19, 2024 (which is 27 months from the October 19, 2021 closing of the Initial Public Offering). On December 18, 2023, in the December 2023 Special Meeting of the Company’s shareholders, the Company adopted the Fifth Amended and Restated Certificate of Incorporation and Third Amended and Restated Trust Agreement to provide for the December 2023 Monthly Extension Options, which provided the deadline to consummate an initial Business Combination could be extended until, as further described in Note 1 of the condensed consolidated financial statements, July 19, 2024 (which is 33 months from the October 19, 2021 closing of the Initial Public Offering). On July 16, 2024, in the July 2024 Special Meeting of the Company’s shareholders, the Company adopted the Sixth Amended and Restated Certificate of Incorporation and Fourth Amended and Restated Trust Agreement to provide for the July 2024 Monthly Extension Options, which provides that the deadline to consummate an initial Business Combination may be extended until, as further described in Note 1 of the condensed consolidated financial statements, October 19, 2024 (which is 36 months from the October 19, 2021 closing of the Initial Public Offering). Until the consummation of an initial Business Combination, the Company is and will continue to use the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the initial Business Combination. The Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing.

Management has determined that the mandatory liquidation and subsequent dissolution described above, should the Company be unable to complete an initial Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern.

If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the condensed consolidated financial statements. These condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed consolidated or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC on March 29, 2024. The interim results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the period ending December 31, 2024 or for any future periods.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements. Making estimates requires management to exercise significant judgment. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2024 and December 31, 2023.

Cash held in the Trust Account

At June 30, 2024 and December 31, 2023, substantially all of the assets held in the Trust Account were held in cash. The proceeds held in the Trust Account were previously invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations until the 24-month anniversary of the Initial Public Offering, when, to mitigate the potential risk that we could be deemed to be an investment company under the Investment Company Act, we instructed the Trustee of the Trust Account to liquidate such investments and to hold such funds in cash or in interest-bearing demand deposit accounts at a national bank.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2024 and December 31, 2023. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the three and six months ended June 30, 2024 and year ended December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. As of June 30, 2024 and December 31, 2023, the Company’s deferred tax asset had a full valuation allowance recorded against it.

The Company’s effective tax rate expense is (1.45)% and (1.80)% for the three and six months ended June 30, 2024. The tax rate differs from the statutory rate of 21% for the three and six months ended June 30, 2024 due to change in valuation allowance on deferred tax assets and change in fair value of warrant liability.

Common Stock Subject to Possible Redemption

The Company accounts for its Common Stock subject to possible redemption in accordance with the guidance in ASC 480 “Distinguishing Liabilities from Equity” (“ASC 480”). Shares of Common Stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Common Stock (including Common Stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times Common Stock is classified as stockholders’ equity. The Company’s Common Stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2024 and December 31, 2023, 550,941 shares of Common Stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed consolidated balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Common Stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Common Stock are affected by charges against additional paid-in capital and accumulated deficit.

At June 30, 2024 and December 31, 2023, the Common Stock subject to possible redemption reflected in the condensed consolidated balance sheets is reconciled in the following table:

Gross proceeds	$100,000,000
Less:
Proceeds allocated to Public Warrants	(11,900,000)
Common Stock issuance costs	(5,322,219)
Plus: Remeasurement of carrying value to redemption value	18,722,219
Common Stock subject to possible redemption as of December 31, 2021	101,500,000
Less:
Redemption of Common Stock	(57,810,572)
Common Stock redemption payable	(34,198,758)
Plus: Remeasurement of carrying value to redemption value	998,892
Common Stock subject to possible redemption as of December 31, 2022	10,489,562
Redemption of Common Stock	(4,955,663)
Plus: Remeasurement of carrying value to redemption value	515,846
Common Stock subject to possible redemption as of December 31, 2023	6,049,745
Plus: Remeasurement of carrying value to redemption value	291,799
Common Stock subject to possible redemption as of June 30, 2024	$6,341,544

Net loss per Common Stock

The Company has one class of shares. Public Warrants (as defined below) (see Note 7) and Private Placement Warrants (see Note 4 and 8) to purchase 12,850,000 shares of Common Stock at $11.50 per share were issued on October 19, 2021. At June 30, 2024, no Public Warrants or Private Placement Warrants have been exercised. The 12,850,000 potential shares of Common Stock for outstanding Public Warrants and Private Placement Warrants to purchase the Common Stock were excluded from diluted earnings per share for the periods ended June 30, 2024 and December 31, 2023, because they are contingently exercisable and the contingencies have not yet been met. As a result, diluted net loss per share of Common Stock is the same as basic net loss per shares of Common Stock for the periods. The tables below present a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share of stock.

	For the three months ended June 30, 2024
	2024	2023
Basic and diluted net loss per share:
Numerator:
Allocation of net loss, including remeasurement of temporary equity	$(871,037)	$(544,667)
Denominator:
Weighted average shares outstanding	3,050,941	3,519,465
Basic and dilution net loss per share	$(0.29)	$(0.15)

	For the six months ended June 30, 2024
	2024	2023
Basic and diluted net loss per share:
Numerator:
Allocation of net loss, including remeasurement of temporary equity	$(1,401,214)	$(1,491,508)
Denominator:
Weighted average shares outstanding	3,050,941	3,519,465
Basic and dilution net loss per share	$(0.46)	$(0.42)

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

On July 18, 2023, the Company and the Sponsor entered into a non-interest-bearing loan agreement whereby the Company issued a promissory note (the “Note”) to the Sponsor pursuant to which the Company may borrow up to $1,500,000 in cash from time to time to fund working capital requirements, including with respect to the funding of Monthly Extension Options. The current principal amount of the Note is payable on the earlier of (a) the consummation of a Business Combination and (b) the date of the liquidation of the Company. If a Business Combination is not consummated, this Note will be repaid solely to the extent that the Company has funds available to it outside of the Trust Account and all other amounts will be forfeited, eliminated or otherwise forgiven. As of June 30, 2024 and December 31, 2023, the amount outstanding under the Note was $825,975 and $582,000 respectively, as reflected on the Company’s condensed consolidated balance sheets included herein under the caption ‘Note Payable-related party’.

In addition, in order to finance transaction costs in connection with an initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that an initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2024, and December 31, 2023, the Company had no borrowings under the Working Capital Loans.

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

At the July 2024 Special Meeting, the Company has been advised that holders of 241,931 shares of Common Stock of the Company exercised their right to redeem their shares for cash at an approximate price of $11.46 per share, for an aggregate payment of approximately $2,772,000. The Company has recorded excise tax liability of $2,772 in connection with such redemption.

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

Notes payable-others

Pursuant to the BCA Sponsor Letter Agreement between Vaso, the Company and the Sponsor, Vaso has agreed to provide certain working capital financial support to the Company. Accordingly, Vaso has been providing certain financial support to cover operations and make monthly extension payments. All funds provided to the SPAC pursuant to the BCA Sponsor Letter Agreement are on an interest free basis, and, in the event that the BCA terminates in accordance with its terms prior to the Closing, any such Advanced Funds which have not been (i) used to make payments, (ii) distributed to third parties, or (iii) otherwise used by the SPAC in connection with or for the purposes related to the transactions contemplated by the BCA, prior to any such termination shall become due and payable upon such termination. As of June 30, 2024 and December 31, 2023, the amount outstanding under the Note was $342,647 and $0 respectively, as reflected on the Company’s condensed consolidated balance sheets included herein under the caption ‘Note payable-others’

Note 7 - Stockholders’ Deficit

Common Stock - The Company is authorized to issue 100,000,000 shares of Common Stock with a par value of $0.0001 per share. As of June 30, 2024 and December 31, 2023, there were 2,500,000 (excluding 550,941 shares of Common Stock subject to possible redemption) shares of Common Stock issued and outstanding.

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

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

As of June 30, 2024 and December 31, 2023, there were 10,000,000 of Public Warrants outstanding.

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

As of June 30, 2024 and December 31, 2023, there were 7,133,333 of Private Placement Warrants outstanding.

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

At June 30, 2024 and December 31, 2023, the investments held in the Trust Account were held in a cash.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at June 30, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

June 30, 2024	Level	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Warrant Liability-Private Placement Warrants	3	—	—	$206,867

		Quoted	Significant	Significant
		Prices in	Other	Other
December 31, 2023	Level	Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Warrant Liability-Private Placement Warrants	3	—	—	$107,713

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

The following table provides quantitative information regarding Level 3 fair value measurements at June 30, 2024 and December 31, 2023.

	June 30, 2024	December 31, 2023
Stock Price	$11.30	$10.89
Exercise Price	$11.50	$11.50
Term (years)	0.37	0.96
Volatility	0.37%	1.15%
Risk-Free Rate	5.41%	4.77%
Dividend Yield	0.00%	0.00%

The following table presents the changes in the fair value of Level 3 warrant liabilities:

Private Placement Warrants
Fair value as of December 31, 2023	$107,713
Change in fair value	67,767
Fair value as of March 31, 2024	175,480
Change in fair value	31,387
Fair value as of June 30, 2024	$206,867

Note 10 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed consolidated balance sheet date up to the date that the condensed consolidated financial statements were available to be issued and has determined that there have been the following events that have occurred that would require adjustments to the disclosures of the condensed consolidated financial statements.

On July 16, 2024, the Company held the July 2024 Special Meeting. At the July 2024 Special Meeting, the Company’s shareholders approved (i) a proposal to amend our Fifth Amended and Restated Certificate of Incorporation to revise our then-existing extension option, which provided that the Company had the option of extending the period by which we must consummate a business combination by up to 18 months, from our Original Expiration Date of January 19, 2023 to the Third Amended Extended Date of July 19, 2024, to instead provide that we have the option to extend the period by which we must consummate a business combination by an additional three months, from the Third Amended Extended Date, or from July 19, 2024, to the Fourth Amended Extended Date of October 19, 2024, with such July 2024 Monthly Extension Option exercisable in three single-month increments, for an additional three-month aggregate total extension period if each July 2024 Monthly Extension Option is exercised, and with each such July 2024 Monthly Extension Option exercisable upon five calendar days’ advance notice prior to the applicable monthly deadline (such deadline for exercising each such July 2024 Monthly Extension Option being the 19th calendar day of each month and, for the avoidance of doubt, the first July 2024 Monthly Extension Option under the Sixth Amended and Restated Certificate of Incorporation being exercisable at any time on or prior to July 19, 2024), and (ii) a proposal to amend our Third Amended and Restated Trust Agreement, to provide that the Third Amended Extended Date of July 19, 2024 provided for in the Third Amended and Restated Trust Agreement, upon which assets held in the Trust Account will be liquidated if we have not consummated a business combination, may be extended, at our option, and on a monthly basis, pursuant to the exercise of July 2024 Monthly Extension Option(s), up to and until the Fourth Amended Extended Date of October 19, 2024; provided that, in order to exercise a single July 2024 Monthly Extension Option, we must deposit into the Trust Account the lesser of (x) $100,000 and (y) $0.04 for each share of our common stock included in the units which were sold in our Initial Public Offering and which remain outstanding on the date of such deposit. The Company entered into the Fourth Amended and Restated Trust Agreement on July 16, 2024 with the Trustee. The Sixth Amended and Restated Certificate of Incorporation was filed with the Delaware Secretary of State on July 16, 2024.

On July 16, 2024, the Company notified the Trustee that it was extending the time available to the Company to consummate its initial Business Combination, from July 19, 2024 to August 19, 2024 (the “First Extension”), pursuant to and in accordance with the terms of the Company’s Sixth Amended and Restated Certificate of Incorporation and the Fourth Amended and Restated Trust Agreement. The First Extension is the first of up to three (3) Monthly Extension Options permitted under the Company’s Sixth Amended and Restated Certificate of Incorporation and Fourth Amended and Restated Trust Agreement.

Pursuant to the terms of the Company’s Sixth Amended and Restated Certificate of Incorporation and Fourth Amended and Restated Trust Agreement, on July 16, 2024, with respect to the exercise of the First Extension, the Company deposited $12,360 into the Company’s Trust Account in connection with the exercise of the First Extension. Such deposit with respect to the First Extension was made using funds held outside of the Company’s Trust Account and available to the Company to fund working capital requirements.

On August 7, 2024, the Company filed a Definitive Proxy Statement with respect to an Extraordinary General Meeting of the Company’s stockholders which is being convened so that the Company’s stockholders may vote upon certain proposals, including with respect to approval of the previously announced transactions contemplated by the Vaso Business Combination Agreement. The Extraordinary General Meeting shall be held virtually at 1:00 p.m. Eastern Time on August 26, 2024 at https://www.cstproxy.com/acharivc/bc2024 and the record date for determining those stockholders who shall be entitled to vote at the Extraordinary General Meeting was August 8, 2024. For additional information regarding the Extraordinary General Meeting, please see the Definitive Proxy Statement.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report and our joint proxy statement/prospectus on Form S-4/A filed with the SEC on August 1, 2024 (Registration No. 333-276422), as amended by that certain Definitive Proxy Statement filed on August 7, 2024 pursuant to Rule 424(b)(3) and deemed filed on August 8, 2024 and as may be further amended from time to time. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

In connection with the Vaso Business Combination, the Company filed a registration statement on Form S-4 with the Securities and Exchange Commission (the “SEC”) on January 8, 2024 (Registration No. 333-276422) (the “Registration Statement”). On February 2, 2024, the Company received a comment letter from the SEC regarding the Registration Statement. The Company responded to the SEC’s comment letter and amended the Registration Statement on February 14, 2024, accordingly. On March 8, 2024, the Company received a second comment letter from the SEC regarding the Registration Statement. The Company responded to the SEC’s comment letter and amended the Registration Statement on April 9, 2024, accordingly. On April 22, 2024, the Company received a third comment letter from the SEC regarding the Registration Statement. The Company responded to the SEC’s comment letter and amended the Registration Statement on April 30, 2024, accordingly. On May 9, 2024, the Company received a fourth comment letter from the SEC regarding the Registration Statement. The Company responded to the SEC’s comment letter and amended the Registration Statement on May 28, 2024, accordingly. On June 10, 2024, the Company received a fifth comment letter from the SEC regarding the Registration Statement. The Company responded to the SEC’s comment letter and amended the Registration Statement on June 14, 2024, accordingly. On June 24, 2024, the Company received a sixth comment letter from the SEC regarding the Registration Statement. The Company responded to the SEC’s comment letter and amended the Registration Statement on July 5, 2024, accordingly. The Company filed a further amended Registration Statement on each of (i) July 18, 2024, which Registration Statement was deemed filed on July 19, 2024; (ii) July 25, 2024; and (iii) August 1, 2024, accordingly.

On August 5, 2024, the Registration Statement was declared effective. On August 7, 2024, the Company filed a definitive joint proxy statement/prospectus (the “Definitive Proxy Statement”) with respect to an extraordinary general meeting (the “Extraordinary General Meeting”) of the Company’s stockholders which is being convened so that the Company’s stockholders may vote upon certain proposals, including with respect to approval of the previously announced transactions contemplated by the Vaso Business Combination Agreement. The Extraordinary General Meeting shall be held virtually at 1:00 p.m. Eastern Time on August 26, 2024 at https://www.cstproxy.com/acharivc/bc2024 and the record date for determining those stockholders who shall be entitled to vote at the Extraordinary General Meeting was August 8, 2024. For additional information regarding the Vaso Business Combination and the Extraordinary General Meeting, please see the Registration Statement, as amended, and the Definitive Proxy Statement, respectively.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through June 30, 2024 were organizational activities and those necessary to prepare and complete the Initial Public Offering, described below, and since the Initial Public Offering, the search for a prospective initial Business Combination. We do not expect to generate any operating revenues until after the completion of an initial Business Combination, at the earliest. We expect to generate non-operating income in the form of interest income from the proceeds of the Initial Public Offering placed in a U.S.-based trust account (the “Trust Account”). We have incurred, and expect that we will continue to incur, increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, an initial Business Combination.

For the three months ended June 30, 2024, we had a net loss of $871,037, which primarily consists of general and administrative expenses of $886,491, Delaware franchise taxes of $21,142, change in fair value of warrant liabilities of $31,387, income tax expense of $12,451 and offset by interest and dividend income of $80,434. General and administrative expenses include legal and professional charges of $609,008 mainly relating to our search for an initial Business Combination.

For the six months ended June 30, 2024, we had a net loss of $1,401,214, which primarily consists of general and administrative expenses of $1,395,035, Delaware franchise taxes of $41,885, change in fair value of warrant liabilities of $99,154, income tax expense of $24,713 and offset by interest and dividend income of $159,573. General and administrative expenses include legal and professional charges of $997,930 mainly relating to our search for an initial Business Combination.

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

For the six months ended June 30, 2024, there was $496,460 of cash used in operating activities, $132,226 of cash provided by investing activities and $586,622 of cash used in financing activities.

At June 30, 2024, we had $6,341,544 in the Trust Account in cash or in interest-bearing demand deposit accounts at a national bank. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our initial Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At June 30, 2024, we had cash of $6,331 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial Business Combination.

In addition, in order to finance transaction costs in connection with an initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If our Sponsor makes any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $0.75 per warrant at the option of the Sponsor. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. If the Company completes an initial Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that an initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2024, the Company had no borrowings under the Working Capital Loans.

On July 18, 2023, the Company and the Sponsor entered into a non-interest bearing loan agreement whereby the Company issued a promissory note (the “July 2023 Promissory Note”) to the Sponsor pursuant to which the Company may borrow up to $1,500,000 in cash from time to time to fund working capital requirements, including with respect to the funding of Monthly Extension Options. The principal amount of the January 2023 Promissory Note issued by the Company to the Sponsor, dated January 19, 2023 (the “January 2023 Promissory Note”), was deemed transferred to the July 2023 Promissory Note and the parties thereto agreed that the January 2023 Promissory Note is extinguished and any and all liabilities associated with such January 2023 Promissory Note and such January 2023 Promissory Note itself have been terminated as of the date thereof. The current principal amount of the July 2023 Promissory Note is payable on the earlier of (a) the consummation of an initial Business Combination and (b) the date of the liquidation of the Company. If an initial Business Combination is not consummated, the July 2023 Promissory Note will be repaid solely to the extent that the Company has funds available to it outside of the Trust Account and all other amounts will be forfeited, eliminated or otherwise forgiven. As of June 30, 2024 and December 31, 2023, the amount outstanding under the Note was $825,975 and $582,000 respectively, as reflected on the Company’s condensed consolidated balance sheet included herein under the caption ‘Note Payable-related party.’

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

On July 12, 2023, the Company’s shareholders approved at a special meeting of the Company’s shareholders (the “July 2023 Special Meeting”) (i) an amendment to the Company’s then-existing amended and restated certificate of incorporation, which amended an option included in the Company’s then-existing amended and restated certificate of incorporation that provided the Company the ability to extend the deadline by which the Company must consummate an initial Business Combination by up to six months, or from January 19, 2023 to July 19, 2023 (the “Second Amended Extended Date”), to instead provide for an extension to consummate an initial Business Combination by up to an additional six months, or from July 19, 2023 to January 19, 2024, and (ii) an amendment to the Company’s Amended and Restated Investment Management Trust Agreement to provide that the Company may extend the time period to complete an initial Business Combination up to and until the Second Amended Extended Date on a monthly basis, at the Company’s option, by depositing into the Company’s Trust Account the lesser of (x) $100,000 and (y) $0.05 for each share of the Company’s Common Stock which remains outstanding as of the date of such monthly deposit (the “July 2023 Monthly Extension Option”).

On July 17, 2023, the Sponsor transferred 927,600 shares of Common Stock issued by the Company to the Sponsor (the “Founder Shares”) to certain members of the Sponsor. As a result of such transfer, as of July 17, 2023, 1,572,400 Founder Shares were held directly by the Sponsor and 927,600 Founder Shares were held directly by certain members of the Sponsor.

On December 18, 2023, the Company held a special meeting in lieu of an annual meeting of the Company’s shareholders (the “December 2023 Special Meeting”). At the Special Meeting, the Company’s shareholders approved (i) a proposal to amend the Company’s then-existing amended and restated certificate of incorporation to revise the Company’s then-existing extension option, which provided that the Company had the option of extending the period by which it must consummate an initial Business Combination by up to 12 months, from the original expiration date of January 19, 2023 (the “Original Expiration Date”), to January 19, 2024 (the “Second Amended Extended Date”), to instead provide that the Company will have the option to extend the period by which it must consummate an initial Business Combination by an additional six months, from the Second Amended Extended Date, or from January 19, 2024, to July 19, 2024 (the “Third Amended Extended Date”), with such extension option exercisable in six single-month increments (each such monthly extension option, a “December 2023 Monthly Extension Option”) for an additional six-month aggregate total extension period if each December 2023 Monthly Extension Option was exercised, and with each such December 2023 Monthly Extension Option exercisable upon five calendar days’ advance notice prior to the applicable monthly deadline (such deadline for exercising each such December 2023 Monthly Extension Option being the 19th calendar day of each month); (ii) a proposal to amend the Company’s then-existing amended and restated certificate of incorporation to eliminate a limitation therein providing that the Company shall not redeem Public Shares (as defined below) to the extent that such redemption would cause the Company’s net tangible assets to be less than $5,000,001 following any such redemptions (the “Redemption Limitation”), in order to allow the Company to redeem Public Shares irrespective of whether the amount of such redemptions would breach the Redemption Limitation if the Company so chooses in its sole discretion; and (iii) a proposal to amend the Company’s Second Amended and Restated Investment Management Trust Agreement, dated July 12, 2023, by and between the Trustee and the Company (the “Second Amended and Restated Investment Management Trust Agreement”), to provide that the Second Amended Extended Date provided for in the Second Amended and Restated Investment Management Trust Agreement, upon which assets held in the Trust Account established in connection with the Company’s Initial Public Offering will be liquidated if it has not consummated an initial Business Combination, may be extended, at the Company’s option, and on a monthly basis, pursuant to the exercise of December 2023 Monthly Extension Option(s), up to and until the Third Amended Extended Date of July 19, 2024; provided that, in order to exercise a single December 2023 Monthly Extension Option, the Company must deposit into the Trust Account the lesser of (x) $100,000 and (y) $0.04 for each share of Common Stock included in the Units which were sold in the Initial Public Offering and which remain outstanding on the date of such deposit. The Company entered into the Third Amended and Restated Investment Management Trust Agreement (the “Third Amended and Restated Trust Agreement”) on December 19, 2023 with Continental Stock Transfer & Trust Company. The Company’s Fifth Amended and Restated Certificate of Incorporation (the “Fifth Amended and Restated Certificate of Incorporation”) was deemed effective on December 19, 2023 and was promptly filed with the Delaware Secretary of State.

On July 16, 2024, the Company held a special meeting of the Company’s shareholders (the “July 2024 Special Meeting”). At the July 2024 Special Meeting, the Company’s shareholders approved (i) a proposal to amend our Fifth Amended and Restated Certificate of Incorporation to revise our then-existing extension option, which provided that the Company had the option of extending the period by which we must consummate a business combination by up to 18 months, from our Original Expiration Date of January 19, 2023 to the Third Amended Extended Date of July 19, 2024, to instead provide that we have the option to extend the period by which we must consummate a business combination by an additional three months, from the Third Amended Extended Date, or from July 19, 2024, to October 19, 2024 (the “Fourth Amended Extended Date”), with such extension option exercisable in three single-month increments (each such monthly extension option, a “July 2024 Monthly Extension Option”), for an additional three-month aggregate total extension period if each July 2024 Monthly Extension Option is exercised, and with each such July 2024 Monthly Extension Option exercisable upon five calendar days’ advance notice prior to the applicable monthly deadline (such deadline for exercising each such July 2024 Monthly Extension Option being the 19th calendar day of each month and, for the avoidance of doubt, the first July 2024 Monthly Extension Option under the Sixth Amended and Restated Certificate of Incorporation being exercisable at any time on or prior to July 19, 2024), and (ii) a proposal to amend our Third Amended and Restated Trust Agreement to provide that the Third Amended Extended Date of July 19, 2024 provided for in the Third Amended and Restated Trust Agreement, upon which assets held in the Trust Account will be liquidated if we have not consummated a business combination, may be extended, at our option, and on a monthly basis, pursuant to the exercise of July 2024 Monthly Extension Option(s), up to and until the Fourth Amended Extended Date of October 19, 2024; provided that, in order to exercise a single July 2024 Monthly Extension Option, we must deposit into the Trust Account the lesser of (x) $100,000 and (y) $0.04 for each share of our common stock included in the units which were sold in our Initial Public Offering and which remain outstanding on the date of such deposit. The Company entered into the Fourth Amended and Restated Trust Agreement on July 16, 2024 with the Trustee. The Sixth Amended and Restated Certificate of Incorporation was filed with the Delaware Secretary of State on July 16, 2024.

On July 16, 2024, the Company notified the Trustee that it was extending the time available to the Company to consummate its initial Business Combination, from July 19, 2024 to August 19, 2024 (the “First Extension”), pursuant to and in accordance with the terms of the Company’s Sixth Amended and Restated Certificate of Incorporation and the Fourth Amended and Restated Trust Agreement. The First Extension is the first of up to three (3) Monthly Extension Options permitted under the Company’s Sixth Amended and Restated Certificate of Incorporation and Fourth Amended and Restated Trust Agreement.

Pursuant to the terms of the Company’s Sixth Amended and Restated Certificate of Incorporation and Fourth Amended and Restated Trust Agreement, on July 16, 2024, with respect to the exercise of the First Extension, the Company deposited $12,360 into the Company’s Trust Account in connection with the exercise of the First Extension. Such deposit with respect to the First Extension was made using funds held outside of the Company’s Trust Account and available to the Company to fund working capital requirements.

Nasdaq Continued Listing Requirements

While Achari continues to work towards completion of the proposed Business Combination with Vaso, the Business Combination was not consummated as of April 2, 2024, which, as further discussed below, was the deadline Nasdaq had provided Achari to consummate the Business Combination, or face potential delisting from the Nasdaq exchange as a result of non-compliance with certain of Nasdaq’s continued listing requirements. On April 5, 2024, the Nasdaq Hearings Panel (“Panel”) provided Achari with a delisting determination notice for failing to consummate the Business Combination and thereby regain compliance with (i) Nasdaq’s $50 million minimum “Market Value of Listed Securities” requirement set forth in Nasdaq Listing Rule 5450(b)(2)(A) and (ii) Nasdaq’s requirement to maintain a minimum of 400 total shareholders for continued listing set forth in Nasdaq Listing Rule 5450(a)(2). As a result, trading in Achari’s securities on Nasdaq was suspended effective with the open of the market on April 9, 2024 and the Company’s securities are currently eligible to trade only on the OTC Markets system. In response to the delisting determination notice, the Company submitted an appeal to the Listing Council on April 19, 2024.

On June 20, 2024, after review of certain supporting memorandum submitted on behalf of the Company and the Panel, the Listing Council affirmed the decision of the Panel, finding that (i) the Panel appropriately decided to move to delist the Company’s securities because the Company was not able to comply with the terms of the Panel decision and the Panel had exhausted its ability to provide the Company with additional extensions of time, (ii) the Company’s compliance plan was dependent on completion of the Business Combination, which had not yet occurred and (iii) that the Company missed certain compliance milestones. On July 25, 2024, the Company was notified that the Board of Directors of Nasdaq had declined to call the Listing Council’s decision for review. In order to complete the delisting process, the Company expects that Nasdaq will file a Form 25-NSE with the SEC, and the delisting will become effective ten days after such Form 25-NSE is filed. Although the Company expects that it will be notified by Nasdaq prior to the filing of such Form 25-NSE with the SEC, as well as prior to the release of a press release by Nasdaq announcing the delisting event, the Company is not at this time able to determine when such Form 25-NSE will be filed or when the delisting of the Company’s securities from Nasdaq will be complete. The Company will announce the receipt of any correspondence from Nasdaq regarding the anticipated delisting event and/or the filing of such Form 25-NSE promptly upon receipt by the Company (and in all circumstances prior to the date of the Stockholders’ Meeting) via the filing of a Current Report on Form 8-K.

Following the anticipated delisting of the Company’s securities from Nasdaq, the Company intends to proceed with its efforts to consummate the Vaso Business Combination. However, Nasdaq approval of the Company’s initial listing application with respect to the Vaso Business Combination is a condition to the closing of the Vaso Business Combination, and there can be no guarantee that Nasdaq will approve such initial listing application, which may delay, or ultimately prevent the consummation of the proposed Vaso Business Combination.

There can be no assurance that Achari will be able to satisfy Nasdaq’s initial listing requirements, or regain compliance with Nasdaq’s continued listing requirements, in a timely manner, or at all, and such delisting may delay, or ultimately prevent, the consummation of the Business Combination.

To maintain the listing of Achari’s securities on Nasdaq prior, and subsequent to, the closing of the Business Combination, Achari must maintain certain financial, distribution, liquidity and stock price levels to satisfy Nasdaq’s continued listing requirements. Achari must, among other things, maintain a minimum bid price of $1.00 per share, a minimum amount of stockholders’ equity (generally $2,500,000) and a minimum number of holders of its securities (generally 300 public holders). The foregoing is a brief description of the Nasdaq continued listing requirements applicable to Achari’s securities (more detailed information about such requirements is set forth in Nasdaq Rule 5550) and Achari’s current status with respect to compliance therewith:

●	Listing Rule 5450(b)(2)(B) On January 22, 2023, Achari received a letter from Nasdaq indicating that Achari was not in compliance with Listing Rule 5450(b)(2)(B), requiring at least 1,100,000 “Publicly Held Shares.” The letter stated that Achari had 45 calendar days to submit a plan to regain compliance. Achari submitted such plan on March 9, 2023, and after review, on March 30, 2023, Nasdaq granted Achari an extension to regain compliance, until July 21, 2023. On June 22, 2023, Achari received a letter from Nasdaq indicating that Achari was not in compliance with Listing Rule 5450(b)(2)(B). On July 21, 2023, Achari filed a Form 8-K with the SEC disclosing, among other things, certain details regarding Achari’s beneficial ownership and outstanding common stock, and specifically disclosing that certain amounts of Founder Shares, which had been previously held directly by the Sponsor had been transferred to certain members of the Sponsor on July 17, 2023, in order for Achari to regain compliance with Listing Rule 5450(b)(2)(B). On August 7, 2023, Achari received a written notification from Nasdaq indicating that Achari had regained compliance under Listing Rule 5450(b)(2)(B), and accordingly, that such matter was closed. Please note that Achari and the Sponsor may undertake further actions in order to regain compliance with applicable continued listing requirements, which may include, but may not be limited to, further transfers of Founder Shares held by the Sponsor to individual members of the Sponsor, if necessary. For the avoidance of doubt, all Founder Shares previously transferred by the Sponsor to certain members of the Sponsor as described above, and any Founder Shares which may be transferred in a similar fashion in the future, are currently, and shall remain in the future, subject to all applicable transfer restrictions and other limitations as any Founder Shares which continue to be held directly by the Sponsor, and for the avoidance of doubt, no Founder Shares, whether held directly by the Sponsor, members of the Sponsor, or any other party, shall be eligible to receive liquidating distributions from the Trust Account under any circumstances, including in the event that Achari fails to complete an initial Business Combination, nor shall any such transfers (past or present) increase the overall amount of Founder Shares issued or in circulation, or in any way affect Achari’s public stockholders existing percentage ownership of Achari. As of the date hereof, 1,572,400 Founder Shares are held directly by the Sponsor and 927,600 Founder Shares are held directly by members of the Sponsor. On December 18, 2023, Achari received an additional letter from Nasdaq indicating that Achari was again deemed not in compliance with Listing Rule 5450(b)(2)(B), requiring at least 1,100,000 “Publicly Held Shares.” The letter stated that Achari had 45 calendar days to submit a plan to regain compliance. Upon further discussion with Nasdaq, all parties agreed Achari was not in violation of Listing Rule 5450(b)(2)(B), and the applicable letter was withdrawn.

●	Listing Rule 5450(b)(2)(C) On February 24, 2023, Achari received a letter from Nasdaq indicating that Achari was not in compliance with Listing Rule 5450(b)(2)(C), requiring a “Market Value” of “Publicly Held Shares” of at least $15 million. The letter stated that Achari had 180 calendar days to regain compliance with Listing Rule 5450(b)(2)(C), or until August 23, 2023. On August 7, 2023, Achari received a written notification from Nasdaq indicating that Achari had regained compliance under Listing Rule 5450(b)(2)(C), and accordingly, that such matter was closed.

●	Listing Rule 5250(c)(1) On April 24, 2023, Achari received a letter from Nasdaq indicating that Achari was not in compliance with Listing Rule 5250(c)(1), as a result of Achari’s delay in filing its Form 10-K for the year ended December 31, 2022. On April 25, 2023, Achari filed its Form 10-K for the year ended December 31, 2022 with the SEC. On April 25, 2023, Achari received a written notification from Nasdaq indicating that Achari had regained compliance under Listing Rule 5250(c)(1), and accordingly, that such matter was closed. On May 23, 2023, we received a letter from Nasdaq indicating that Achari was not in compliance with Listing Rule 5250(c)(1), as a result of Achari’s delay in filing its Form 10-Q for the period ended March 31, 2023. On May 26, 2023, Achari filed its Form 10-Q for the period ended March 31, 2023 with the Securities and Exchange Commission. On June 1, 2023, Achari received a written notification from Nasdaq indicating that Achari had regained compliance under Listing Rule 5250(c)(1), and accordingly, that such matter was closed.

●	Listing Rules 5450(b)(2)(A) and 5450(a)(2) On March 23, 2023, Achari received a letter from Nasdaq notifying Achari that, for the 30 consecutive trading days prior to the date of the letter, Achari’s common stock had traded at a value below the minimum $50,000,000 “Market Value of Listed Securities” (“MVLS”) requirement set forth in Listing Rule 5450(b)(2)(A). The letter stated that Achari had 180 calendar days, or until September 19, 2023, to regain compliance. On October 3, 2023, Achari had not regained compliance with the MVLS requirement because the Company’s MVLS was below the $50,000,000 minimum MVLS requirement for the proceeding 30 consecutive trading days and, as a result, Achari received a delisting determination letter from Nasdaq. On October 9, 2023, Achari received an additional letter from the Staff stating that on September 3, 2023, Achari was not in compliance with Nasdaq Listing Rule 5450(a)(2), and this matter served as an additional basis for delisting Achari’s securities. On December 7, 2023, Achari presented their plan of compliance to the Panel and requested an extension to regain compliance. On December 19, 2023, Nasdaq notified Achari that it had granted an extension, until April 2, 2024, for Achari and Vaso to complete the Business Combination (which necessarily would require regaining compliance with respect to applicable continued listing requirements). However, Achari and Vaso did not complete the Business Combination by April 2, 2024. On April 5, 2024, Achari received a letter from Nasdaq notifying Achari that because Achari and Vaso did not complete the Business Combination by April 2, 2024, Achari’s shares would be suspended from trading on the Nasdaq exchange as of the open of trading on April 9, 2024. The Company’s securities are currently eligible to trade only on the OTC Markets system. Although currently, trading, if any, will occur only in the over-the-counter market, Achari will remain technically listed on Nasdaq pending the expiration of all Nasdaq review and appeal processes, including the filing of a Form 25-NSE with the SEC by Nasdaq and the effectiveness thereof. The Company believes that it will be able to evidence compliance with Nasdaq’s initial listing requirements (and therefore also necessarily regain compliance with respect to all applicable continued listing requirements) upon the consummation of the Business Combination, with such compliance being a condition to the consummation of the Business Combination. However, there can be no assurance that Achari will be able to satisfy Nasdaq’s initial listing requirements, or regain compliance with Nasdaq’s continued listing requirements, in a timely manner, or at all. If Achari’s securities are delisted from Nasdaq prior to the closing of the Business Combination, such delisting may delay, or ultimately prevent, the consummation of the Business Combination.

In order to close the Business Combination, Achari will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are generally more rigorous than Nasdaq’s continued listing requirements discussed above. The Company believes that it will be able to evidence compliance with Nasdaq’s initial listing requirements (and therefore also necessarily regain compliance with respect to all applicable continued listing requirements discussed above) upon the consummation of the Business Combination, with such compliance being a condition to the consummation of the Business Combination. However, there can be no guarantee that Achari will be able to satisfy such initial listing requirements or continued listing requirements in a timely manner, or at all. For instance, in connection with satisfying the initial listing requirements, our stock price would generally be required to be at least $4.00 per share, our stockholders’ equity would generally be required to be at least $5.0 million, and we would be required to have a minimum of 300 round lot holders (with at least 50% of such round lot holders holding securities with a market value of at least $2,500) of our securities and we cannot assure you that we will be able to meet any of the foregoing requirements or any other of Nasdaq’s initial listing requirements at the time of the closing of the Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2024. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net loss per Common Stock

Net loss per share is computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the period. At June 30, 2024, the Company did not have any dilutive securities and/or other contracts that could, potentially, be exercised or converted into shares of Common Stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based upon that evaluation, our officers concluded that, as of June 30, 2024, our disclosure controls and procedures were not effective due to a material weakness in internal controls over financial reporting related to accounting and valuation for complex financial instruments.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on March 29, 2024 (our “Annual Report”), our joint proxy statement/prospectus on Form S-4/A filed with the SEC on August 1, 2024 and declared effective on August 5, 2024 (Registration No. 333-276422), as amended by that certain Proxy Statement filed on August 7, 2024 pursuant to Rule 424(b)(3) and deemed filed on August 8, 2024 and as may be further amended from time to time, and our other filings with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report, our Joint Proxy Statement/Prospectus or our other filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All recent unregistered sales of securities have been previously reported.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2024, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Sixth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the Securities and Exchange Commission on July 16, 2024).

10.1	Fourth Amended and Restated Investment Management Trust Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on July 16, 2024).

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACHARI VENTURES HOLDINGS CORP. I

Date: August 13, 2024	By:	/s/ Vikas Desai
	Name:	Vikas Desai
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 13, 2024	By:	/s/ Mitchell Hara
	Name:	Mitchell Hara
	Title:	Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)